Form 10-Q
period 1995-02-26
HARROW INDUSTRIES INC
filed 1995-04-13
CIK 811081

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934




For the first thirteen week accounting              Commission File
period ended February 26, 1995                      Number  1-9440



                     HARROW INDUSTRIES. INC.
      (Exact name of registrant as specified in its charter)


Delaware                                                 52-1499045
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


2627 East Beltline S.E., Grand Rapids, Michigan                 49546
(Address of principal executive offices)                        (Zip Code)



                          (616) 942-1440
                  (Registrant's telephone number
                       including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and; (2) has been subject to such filing requirements for the past ninety (90) days.

                        Yes  X         No


The Company has 1,100,000 shares of common stock, par value $.01 a share, issued and outstanding as of April 5, 1995.







                  PART I -FINANCIAL INFORMATION

             Harrow Industries, Inc. and Subsidiaries

              Consolidated Condensed Balance Sheets


                                                  February 26,   November 27,
                                                  1995           1994
                                                  (Unaudited)    (Audited)
                                                    (Thousands of dollars)
ASSETS

Current assets:
  Cash and cash equivalents                    $ 293             $      919
  Accounts receivable, less allowances
    (1995--$610; 1994--$614)                  17,963                 17,484
  Inventories:
    Finished products                          2,798                  3,585
    Work-in-process                            5,537                  4,139
    Raw materials                              2,496                  3,737
                                              10,831                 11,461
  Other current assets                         2,387                  1,366
Total current assets                          31,474                 31,230

Property, plant and equipment:
  Cost                                        36,804                 41,196
  Less accumulated depreciation               19,904                 22,422
                                              16,900                 18,774

Other assets:
  Intangible assets, less accumulated
    amortization (1995--$5,222; 1994--$4,985) 14,438                  4,942
  Prepaid pension costs                        6,396                  5,623
Other                                            590                    809
                                              21,424                 11,374

                                         $    69,798               $ 61,378


























             Harrow Industries, Inc. and Subsidiaries

         Consolidated Condensed Balance Sheets--Continued


                                         February 26,     November 27,
                                         1995             1994
                                         (Unaudited)     (Audited)
                                          (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses          $15,130        $14,771

Long-term debt                                    50,927         45,005

Other noncurrent liabilities                       6,208          5,332

Stockholders' equity (deficit):
  Junior preferred stock,
    par value $.01 a share--470,000 shares
    authorized, 399,964 shares issued
    and outstanding                                    4              4
  Common stock, par value $.01 a share--
    1,100,00 shares authorized,
    issued and outstanding                            11             11
  Additional paid-in capital                       4,006          4,006
  Retained earnings                                7,620          6,485
  Accumulated translation adjustments (deduct)                     (128)
  Deficit arising from restructuring
    transactions (deduct)                        (14,108)       (14,108)
                                                  (2,467)        (3,730)

                                                  $69,798       $61,378



See accompanying notes to consolidated condensed financial statements.































             Harrow Industries, Inc. and Subsidiaries

   Consolidated Condensed Statements of Operations (Unaudited)



                                                   Thirteen weeks ended
                                            February 26,           February 27,
                                            1995                   1994
                                                (Thousands of dollars,
                                                  except per share data)
Net sales                                   $32,370                 $31,439
Cost of products sold                        21,318                  21,467
Gross margin                                 11,052                   9,972
Selling, administrative and
  general expenses                            8,863                   9,190
Operating income                              2,189                     782

Other expense (income):
  Interest expense                            1,685                   1,601
  Interest income                               (16)                    (10)
  Gain on sale of businesses                   (801)
 Other                                           (3)                    (39)
                                                865                   1,552
Earnings (loss) before income taxes           1,324                    (770)

Income taxes (credit)                           188                    (439)

Net earnings (loss)                         $ 1,136                 $  (331)

Net earnings (loss) per share                $  .99                  $ (.35)


See accompanying notes to consolidated condensed financial statements.





































             Harrow Industries, Inc. and Subsidiaries

   Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                     Thirteen weeks ended
                                              February 26,      February 27,
                                              1995              1994
                                                 (Thousands of dollars)
OPERATING ACTIVITIES
Net earnings (loss)                           $1,136             $ (331)
Adjustments necessary to reconcile
  net earnings (loss) to net cash
  used in operating activities:
    Depreciation and amortization                935                910
    Gain on sale of business                    (801)
    Other                                       (368)               (64)
    Changes in operating assets and liabilities:
      Accounts receivable                     (2,484)            (1,154)
      Inventories                             (1,442)            (1,425)
      Other current assets                      (666)              (842)
      Accounts payable and accrued expenses    1,586                358

Net cash used in operating activities         (2,104)            (2,548)

INVESTING ACTIVITIES
Additions to property, plant and equipment      (645)              (563)
Purchase of business                          (9,555)
Proceeds from sale of business                 5,998
Other                                           (275)               (29)
Net cash used in investing activities         (4,477)              (592)

FINANCING ACTIVITIES
Proceeds from revolving credit borrowings     12,442              3,005
Payments on revolving credit debt             (6,487)            (1,777)
Net cash provided by financing activities      5,955              1,228

Decrease in cash and cash equivalents           (626)             (1,912)
Cash and cash equivalents at beginning of year   919               2,303
Cash and cash equivalents at end of period      $293                $391
(     )    Denotes reduction in cash and cash equivalents.
See accompanying notes to consolidated condensed financial statements.






       Notes to Consolidated Condensed Financial Statements

             Harrow Industries, Inc. and Subsidiaries

                        February 26, 1995


Note A - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the consolidated condensed financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Note B - Net Earnings (Loss) Per Share

A summary of the computation of net earnings (loss) per share is as follows:

                                                    Thirteen Weeks Ended
                                               February 26,      February 27,
                                               1995              1994

                                                   (Thousands of dollars,
                                                     except per share data
                                                     and shares outstanding)

Weighted average shares outstanding             1,100,000        1,086,685

Net earnings (loss)                                $1,136           $ (331)

Dividend requirements of junior
  preferred stock                                     (50)             (50)

Net earnings (loss) applicable to common stock     $1,086           $ (381)

Net earnings (loss) per share                      $  .99           $ (.35)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's cash requirements relate primarily to the seasonal financing of working capital, the purchase of property, plant and equipment, business acquisition opportunities, the servicing of outstanding debt and cash dividends. Cash provided by operating activities continues to be the major source of the Company's funds and is expected to satisfy a substantial portion of future cash needs. These funds have been augmented by long-term borrowings under a revolving credit agreement.

     Cash used in operating activities totaled $2.1 million in the 1995 period as compared to $2.5 million in the 1994 period. The use of cash by operations during the first quarter of both fiscal 1995 and 1994 follows the normal seasonal pattern of business activity with net sales and operating earnings generally at levels below other quarters. The 1995 improvement in cash flow was a result of higher earnings. The increase in accounts receivables in both periods is due primarily to seasonal sales of pruning and harvesting tools. The larger increase in accounts receivable in the 1995 period was offset by a similar increase in accounts payable and accrued expenses. The increase in inventories in both periods is in anticipation of higher sales levels in subsequent quarters and, to a lesser extent, the need in fiscal 1995 to compensate for longer vendor lead times on certain purchased components. Working capital at February 26, 1995 was $16.3 million compared to $16.5 million at November 27, 1994. The Company's current ratio of 2.1 to 1 at February 26, 1995 remains unchanged from the current ratio at November 27, 1994.

     Capital expenditures were $645,000 in the 1995 period and $563,000 in the 1994 period. Capital additions for 1995 are expected to approximate $4.5 million and will be primarily for profit improvement, replacement and capacity expansion.

     On January 4, 1995, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9.6 million. The acquisition was financed principally through borrowings under the Company's revolving credit facility. Goodwill recognized in connection with the purchase approximated $7.8 million.

     On February 6, 1995, the Company completed the sale of substantially all of the net assets of its Leigh Products Division and all of the issued and outstanding capital stock of its wholly-owned Canadian subsidiary, Leigh Metal Products, Ltd. The cash generated from the sale approximated $6.0 million after deducting transaction expenses and the amount used in fiscal 1995 operations for the period prior to sale.

     The Senior Subordinated Debentures require annual sinking fund payments; however, as a result of the repurchase of debentures in 1990 and 1991, no principal maturities are due until 1999. Under the terms of the revolving credit agreement, the Company can borrow up to $20 million. As of February 26, 1995, the available unused credit approximated $10 million under the asset-based limitation formula of the agreement.

Results of Operations - Thirteen weeks ended February 26, 1995 compared to thirteen weeks ended February 27, 1994.

     On January 4, 1995, pursuant to a definitive purchase agreement entered into on November 30, 1994, the Company acquired all of the common stock of Recognition Systems, Inc. ("RSI") for cash. RSI manufactures and markets biometric identification devices and had net sales of $3,300,000 in 1994. Operating results of RSI are included in consolidated results beginning December 1, 1994.

     On February 6, 1995, the Company completed the sale of substantially all of the net assets of its Leigh Products Division and all of the capital stock of its Canadian subsidiary, Leigh Metal Products Ltd. The sale, which was initiated in November 1994, resulted in a pretax gain of $801,000 which includes 1995 operating results of the Leigh businesses for the period prior to the date of the sale. Amounts related to the Leigh operations are otherwise excluded from reported amounts for the 1995 period.

     Consolidated net sales increased from $31.4 million in the 1994 period to $32.4 million in the 1995 period. Sales of continuing rations (excluding the Leigh business from 1994 amounts) increased by $5.2 million (20.1%) from $26.1 million in the 1994 period to $31.3 million in the 1995 period. All product lines experienced increases, however, sales for the 1995 quarter were particularly strong in consumer pruning and harvesting tools, commercial security products and systems, custom cabinetry and water source heat pumps. RSI added net sales of $1.1 million in the 1995 period.

     Gross margin increased $1.1 million (10.8%) from $10.0 million in the 1994 period to $11.1 million in the 1995 period. As a percentage of net sales, gross margin increased from 31.7% in the 1994 period to 34.1% in the 1995 period. The elimination of the lower margins of the Leigh businesses combined with the acquisition of RSI contributed significantly to the improvement in gross margin percentages. Higher sales volume of other product lines, particularly custom cabinetry and consumer pruning tools, also contributed to the gross margin improvement. Offsetting these factors were aluminum and copper cost increases which adversely effected builder and consumer hardware gross margins.

     Selling, administrative and general expenses decreased $300,000 (3.6%) from $9.2 million in the 1994 period to $8.9 million in the 1995 period. As a percentage of net sales, selling, administrative and general expenses decreased from 29.2% in the 1994 period to 27.3% in the 1995 period.
Selling, general and administrative expenses for the 1995 period reflect a decrease due to the sale of Leigh businesses of $1.5 million partially offset by volume-related increases for all other operations. Selling, general and administrative expenses decreased as a percentage of sales for all continuing business.

     Interest expense increased slightly from $1.6 million in the 1994 period to $1.7 million in the 1995 period. The higher interest expense is due to borrowings under the revolving credit agreement required to finance the acquisition of Recognition Systems, Inc.

     The 1995 provision for income taxes is less than the amount expected using the statutory federal income rate of 34% due to the tax effect of the gain on the sale of the Leigh businesses. The 1994 provision for income taxes was based on an estimated annual effective rate of approximately 57% which was revised downward in subsequent quarters to an annual rate which approximated the statutory rate.

     Net earnings of $1.1 million ($.99 per share) in the 1995 period compared to a net loss of $331,000 ($.35 per share) in the 1994 period.



                    PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     During the first quarter, registrant filed the following Form 8-Ks:

         Date of Report              Items Covered      List of Financials

         January 4, 1995             2 and 7            None filed

         March 17, 1995              7                  Financial statements of
          (Form 8-K/A)                                   business acquired.
                                                         Pro forma financial
                                                         information

         February 6, 1995            2 and 7            None filed












                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HARROW INDUSTRIES, INC.



Date: April 12, 1995                          By:
                                                 John S. Hogan
                                                 Vice President and
                                                  Chief Financial Officer

Date: April 12, 1995                          By:
                                                   Gary L. Humphreys
                                                    Vice President,
                                                     Corporate Controller and
                                                     Chief Accounting Officer