Form 10-Q
period 1995-07-10
HARROW INDUSTRIES INC
filed 1995-07-12
CIK 811081

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the second thirteen week accounting                     Commission File
period ended May 28, 1995                                   Number 1-9440

                        HARROW INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

          Delaware                                             52-1499045
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)


2627 East Beltline S.E., Grand Rapids, Michigan                 49546
  (Address of principal executive officers)                   (Zip Code)

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

                       Yes  X       No

The Company has 1,100,000 shares of common stock, par value $.01 a share, issued and outstanding as of July 5, 1995.















                    PART I - FINANCIAL INFORMATION

               Harrow Industries, Inc. and Subsidiaries

               Consolidated Condensed Balance Sheets

                                                      May 28,      November 27,
                                                       1995            1994
                                                    (Unaudited)     (Audited)
                                                      (Thousands of dollars)


ASSETS

Current assets:
  Cash and cash equivalents                         $    369          $   919
  Accounts receivable, less allowances
    (1995--$618; 1994--$614)                          15,611           17,484
  Inventories:
    Finished products                                  3,482            3,585
    Work-in-process                                    6,061            4,139
    Raw materials                                      2,031            3,737
                                                      11,574           11,461
  Other current assets                                 2,101            1,366
Total current assets                                  29,655           31,230

Property, plant and equipment:
  Cost                                                37,551           41,196
  Less accumulated depreciation                       20,577           22,422
                                                      16,974           18,774

Other assets:
  Intangible assets, less accumulated
    amortization (1995--$5,459; 1994--$4,985)         14,201            4,942
  Prepaid pension costs                                6,564            5,623
  Other                                                  909              809
                                                      21,674           11,374

                                                     $68,303          $61,378



















                 Harrow Industries, Inc. and Subsidiaries

              Consolidated Condensed Balance Sheets--Continued


                                                     May 28,      November 27,
                                                      1995            1994
                                                   (Unaudited)      (Audited)
                                                     (Thousands of dollars)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses              $13,964          $14,771

Long-term debt                                        50,039           45,005

Other noncurrent liabilities                           6,207            5,332

Stockholders' equity (deficit):
  Junior preferred stock,
     par value $.01 a share--470,000 shares
     authorized 399,964 shares issued
     and outstanding                                       4                4
  Common stock, par value $0.01 a share--
    1,100,000 shares authorized,
    issued and outstanding                                11               11
  Additional paid-in capital                           4,006            4,006
  Retained earnings                                    8,180            6,485
  Accumulated translation adjustments (deduct)                           (128)
  Deficit arising from restructuring
    transactions (deduct)                            (14,108)         (14,108)
                                                      (1,907)          (3,730)

                                                     $68,303          $61,378



See accompanying notes to consolidated condensed financial statements.

















                   Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Operations (Unaudited)

                                 Thirteen weeks ended    Twenty-six weeks ended
                                  May 28,      May 29,    May 28,       May 29,
                                   1995         1994       1995          1994
                                  (Thousands of dollars, except per share data)

Net sales                          $33,517      $36,042    $65,887     $67,481
Cost of products sold               21,301       24,000     42,619      45,467
Gross margin                        12,216       12,042     23,268      22,014
Selling, administrative and
  general expenses                  9,236         9,669     18,099      18,859
Operating income                    2,980         2,373      5,169       3,155

Other expense (income):
  Interest expense                  1,691         1,599      3,376       3,200
  Gain on sale of businesses                                  (801)
  Other                                 5            64        (14)         15
                                    1,696         1,663       2,561      3,215

Earnings (loss) before
  income taxes                      1,284           710       2,608        (60)

Income taxes (credit)                 524           407         712        (32)

Net earnings (loss)                   760           303       1,896        (28)

Net earnings (loss) per share        $.64          $.23       $1.63      $(.12)


See accompanying notes to consolidated condensed financial statements.
















                   Harrow Industries, Inc. and Subsidiaries

          Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                      Twenty-six weeks ended
                                                     May 28,          May 29,
                                                      1995             1994
                                                     (Thousands of dollars)


OPERATING ACTIVITIES
Net earnings (loss)                                  $1,896              $ (28)
Adjustments necessary to reconcile
  net earnings (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                     1,888              1,835
    Gain on sale of businesses                         (801)
    Other                                              (534)               (82)
    Changes in operating assets and liabilities:
      Accounts receivable                              (132)                48
      Inventories                                    (2,185)            (1,349)
      Other current assets                             (380)              (199)
      Accounts payable and accrued expenses             420                457

Net cash provided by operating activities               172                682

INVESTING ACTIVITIES
Additions to property, plant and equipment           (1,762)            (1,386)
Purchase of business                                 (9,555)
Proceeds from sale of businesses                      5,998
Other                                                  (269)                 1
Net cash used in investing activities                (5,588)            (1,385)

FINANCING ACTIVITIES
Proceeds from revolving credit borrowings            12,442              3,402
Payments on revolving credit debt                    (7,376)            (3,402)
Cash dividends paid on preferred stock                 (200)              (200)
Net cash provided (used in) by financing activities   4,866               (200)
Decrease in cash and cash equivalents                  (550)              (903)

Cash and cash equivalents at beginning of year          919              2,303

Cash and cash equivalents at end of period             $369             $1,400

(  )  Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.










             Notes to Consolidated Condensed Financial Statements

                  Harrow Industries, Inc. and Subsidiaries

                               May 28, 1995


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


Note B - Purchase of Business

     On January 4, 1995, pursuant to a definitive purchase agreement entered into on November 30, 1994, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9,555,000. RSI manufactures and markets biometric identification devices and had net sales of $3,300,000 in 1994. Operating results of RSI are included in the Company's consolidated results beginning December 1, 1994. Goodwill recognized in connection with the purchase approximated $7,800,000.


Note C - Sale of Business

On February 6, 1995, the Company completed the sale of substantially all of the net assets of its Leigh Products Division and all of the capital stock of its Canadian subsidiary, Leigh Metal Products, Ltd. The sale, which was initiated in November 1994, resulted in a pre-tax gain of $800,000 which includes 1995 operating results of the Leigh businesses for the period from November 28, 1994 to February 6, 1995. Amounts related to the Leigh operations are otherwise excluded from reported amounts for the 1995 period. The cash generated from the sale totalled $5,998,000, after deducting transaction expenses and the amount of cash used in fiscal 1995 operations for the period prior to sale.













          Notes to Consolidated Condensed Financial Statements - continued

                     Harrow Industries, Inc. and Subsidiaries

                                May 28, 1995


Note D - Net Earnings (Loss) Per Share

A summary of the computation of net earnings (loss) per share is as follows:

                            Thirteen weeks ended        Twenty-six weeks ended
                            May 28,      May 29,        May 28,        May 29,
                             1995         1994           1995            1994
                            (Thousands of dollards, except per share data
                               and weighted average shares outstanding)


Shares outstanding          1,100,000     1,100,000      1,100,000    1,093,343

Net earnings (loss)              $760          $303         $1,896        $ (28)

Dividend requirements of
  junior preferred stock         (50)           (50)          (100)        (100)

Net earnings (loss)
  applicable to common stock   $ 710           $253         $1,796        $(128)

Net earnings (loss) per share   $.64           $.23          $1.63        $(.12)






Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Cash provided by operating activities totaled $172,000 in the 1995 period as compared to $682,000 in the 1994 period. Operating assets increased during the first half of 1995 by approximately $2.7 million compared to $1.5 million during the similar 1994 period. The increase in operating assets follows a normal seasonal pattern resulting from inventory build-ups in anticipation of higher second half sales. The 1995 increase also reflects longer lead times in certain purchased components and temporary seasonal increases in certain inventories. This additional increase in cash used for operating assets in fiscal 1995 was partially offset primarily by increases in net earnings. Working capital at May 28, 1995 was $15.7 million compared to $16.5 million at November 27, 1994. The Company's current ratio of 2.1 to 1 at May 28, 1995 remains unchanged from the current ratio at November 27, 1994.

     Capital expenditures were $1.8 million in the 1995 period and $1.4 million in the 1994 period. Capital additions for all of 1995 are expected to approximate $5 million and will be primarily for profit improvement, replacement and capacity expansion.

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

     The Senior Subordinated Debentures require annual sinking fund payments; however, as a result of the repurchase of debentures in 1990 and 1991, no principal maturities are due until 1999. Under the terms of the revolving credit agreement, the Company can borrow up to $20 million. As of May 28, 1995, the available unused credit approximated $8 million under the asset-based formula of the agreement.


Results of Operations - Thirteen weeks ended May 28, 1995 compared to thirteen weeks ended May 29, 1994

     The comparability of operating results is affected by the acquisition of Recognition Systems, Inc. (RSI) (see Note B to the consolidated condensed financial statements) and the sale of Leigh businesses (see Note C). Operating results of the Leigh businesses are included in consolidated results for 1994 and excluded from 1995 consolidated results. Operating results of RSI are included in consolidated results effective as of December 1, 1994.

     Consolidated net sales decreased from $36 million in the 1994 period to $33.5 million in the 1995 period. Sales of continuing operations (excluding the Leigh businesses from 1994 amounts) increased by $2.5 million from $29.8 million in the 1994 period to $32.3 million in the 1995 period. All product lines experienced increases. Sales for the 1995 quarter were strongest in commercial security products and systems, custom cabinetry and water source heat pumps. RSI added net sales of $1.2 million in the 1995 period.

     Gross margin increased from $12.0 million in the 1994 period to $12.2 million in the 1995 period. As a percentage of net sales, gross margin increased from 33.4% in the 1994 period to 36.4% in the 1995 period. The elimination of the lower margin Leigh businesses combined with the acquisition of RSI contributed significantly to the improvement in gross margin percentages. Higher sales volume of other product lines, particularly custom cabinetry, and improved labor efficiency also contributed to the gross margin improvement. Offsetting these factors were aluminum, brass and copper cost increases which effected builder and consumer hardware gross margins.

     Selling, administrative and general expenses decreased $400,000 (4.5%) from $9.6 million in the 1994 period to $9.2 million in the 1995 period.
As a percentage of net sales, selling, administrative and general expenses increased from 26.8% in the 1994 period to 27.5% in the 1995 period.
Selling, administrative and general expenses for the 1995 period reflect a decrease due to the sale of Leigh businesses of $1.5 million partially offset by volume-related increases for all other operations.

     Interest expense increased slightly from $1.6 million in the 1994 period to $1.7 million in the 1995 period. The higher interest expense is due to borrowings under the revolving credit agreement required to finance the acquisition of RSI.

     The 1995 provision for income taxes exceeds the amount expected using the statutory federal income rate of 34% due to primarily to state taxes and the tax effect of nondeductible goodwill amortization. The 1994 provision for income taxes was based on an estimated annual effective rate of approximately 57% which was revised downward in subsequent quarters to an annual rate which approximated the statutory rate.

     Net earnings were $760,000 ($.64 per share) in the 1995 period compared to $303,000 ($.23 per share) in the 1994 period.


Results of Operations - Twenty-six weeks ended May 28, 1995 compared to twenty-six weeks ended May 29, 1994

     The comparability of operating results if affected by the acquisition of Recognition Systems, Inc. (RSI) (see Note B to the consolidated condensed financial statements) and the sale of Leigh businesses (see Note C). Operating results of the Leigh businesses are included in consolidated results for 1994 and, except for the gain on the sale of $800,000, are excluded from 1995 consolidated results. Operating results of RSI are included in consolidated results effective as of December 1, 1994.

      Consolidated net sales decreased from $67.5 million in the 1994 period to $65.9 million in the 1995 period. Sales of continuing operations (excluding the Leigh businesses from 1994 amounts) increased by $7.7 million from $55.9 million in the 1994 period to $63.6 million in the 1995 period. All product lines experienced increases. Sales for the 1995 first half were particularly strong in consumer pruning and harvesting tools, commercial security products and systems, custom cabinetry and water source heat pumps. RSI added net sales of $2.3 million in the 1995 period.

     Gross margin increased $1.3 million (5.7%) from $22.0 million in the 1994 period to $23.3 million in the 1995 period. As a percentage of net sales, gross margin increased from 32.6% in the 1994 period to 35.3% in the 1995 period. The elimination of the lower margin Leigh businesses combined with the acquisition of RSI contributed significantly to the improvement in gross margin percentages. Higher sales volume of other product lines, particularly custom cabinetry and consumer pruning tools, and improved labor efficiency, also contributed to the gross margin improvement. Offsetting these factors were aluminum, brass and copper cost increases which effected builder and consumer hardware gross margins.

     Selling, administrative and general expenses decreased $800,000 (4.0%) from $18.9 million in the 1994 period to $18.1 million in the 1995 period. As a percentage of net sales, selling, administrative and general expenses decreased from 27.9% in the 1994 period to 27.5% in the 1995 period. Selling, administrative and general expenses for the 1995 period reflect a decrease of $3.0 million due to the sale of the Leigh businesses partially offset by volume-related increases for all other operations.

     Interest expense increased from $3.2 million in the 1994 period to $3.4 million in the 1995 period. The higher interest expense is due to borrowings under the revolving credit agreement required to finance the acquisition of Recognition Systems, Inc.

     The 1995 provision for income taxes in less than the amount expected using the statutory federal income rate of 34% due to the tax effect of the gain on the sale of the Leigh businesses, which more than offsets the effect of state income taxes and nondeductible items (principally goodwill amortization). The 1994 provision for income taxes was based on an estimated annual effective rate of approximately 53% which was revised downward in subsequent quarters to an annual rate which approximated the statutory rate.

     Net earnings were $1.9 million ($1.63 per share) in the 1995 period compared to a net loss of $28,000 ($(.12) per share) in the 1994 period.




                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The registrant filed a Form 8-K/A on April 12, 1995 to provide pro forma financial information reflecting the effect of the February 6, 1995 sale of the Leigh Products Division and Leigh Metal Products, Ltd. Pursuant to
Item 601(c) of Regulation SK, a financial data schedule is being submitted as an exhibit to this Form 10Q.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   HARROW INDUSTRIES, INC.


Date :  July 5, 1995                              By: /s/ John S. Hogan
                                                      John S. Hogan
                                                      Vice President and
                                                      Chief Financial Officer


Date:   July 5, 1995                             By:  /s/ Gary L. Humpreys
                                                      Gary L. Humphreys
                                                      Vice President,
                                                      Corporate Controller and
                                                      Chief Accounting Officer