Form 10-Q/A
period 1995-07-13
HARROW INDUSTRIES INC
filed 1995-07-13
CIK 811081

FORM 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the first thirteen week accounting                 Commission File
period ended February 26, 1995                          Number 1-9440


                     HARROW INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

     Delaware                                           52-1499045
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


2627 East Beltline S.E., Grand Rapids, Michigan              49546
    Address of principal executive offices)                (Zip Code)



                          (616) 942-1440
                  (Registrant's telephone number
                       including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and; (2) has been subject to such filing requirements for the past ninety (90) days.

                               Yes  [X]           No

The Company has 1,100,000 shares of common stock, par value $.01 a share, issued and outstanding as of April 5, 1995.