Form 10-Q
period 1995-08-27
HARROW INDUSTRIES INC
filed 1995-10-10
CIK 811081

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the third thirteen week accounting                 Commission File
period ended August 27, 1995                            Number 1-9440

                         HARROW INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)


             Delaware                                     52-1499045
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

2627 East Beltline, S.E. Grand Rapids, Michigan                49546
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

                   Yes  [X]             No   [ ]

The Company has 1,100,000 shares of common stock, par value $.01 a share, issued and outstanding as of October 5, 1995.

                   PART I - FINANCIAL INFORMATION

               Harrow Industries, Inc. and Subsidiaries

                Consolidated Condensed Balance Sheets


                                               August 27,        November 27,
                                                  1995               1994
                                               (Unaudited)        (Audited)
                                                   (Thousand of dollars)
ASSETS

Current assets:
     Cash and cash equivalents                   $   103        $   919
     Accounts receivable, less allowance
          (1995--$597; 1994--$614)                15,913         17,484
     Inventories:
          Finished products                        2,960          3,585
          Work-in-process                          6,003          4,139
          Raw materials                            2,374          3,737
                                                  11,337         11,461
     Other current assets                          2,125          1,366
Total current assets                              29,478         31,230

Property, plant and equipment:
     Cost                                         38,177         41,196
     Less accumulated depreciation                21,195         22,422
                                                  16,982         18,774
Other assets:
     Intangible assets, less accumulated
       amortization (1995--$5,695;
       1994--$4,985)                              13,965          4,942
     Prepaid pension costs                         6,719          5,623
     Other                                           901            809
                                                  21,585         11,374

                                                 $68,045        $61,378

                Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Balance Sheets - Continued


                                               August 27,        November 27,
                                                  1995              1994
                                              (Unaudited)        (Audited)
                                                   (Thousand of dollars)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses     $15,533           $14,771

Long-term debt                                  47,540            45,005

Other noncurrent liabilities                     6,206             5,332

Stockholders' equity (deficit):
     Junior preferred stock,
       par value $.01 a share--470,000 shares
       authorized, 399,964 shares issued
       and outstanding                               4                4
     Common stock, par value $.01 a share--
       1,100,000 shares authorized,
       issued and outstanding                       11               11
     Additional paid-in capital                  4,006            4,006
     Retained earnings                           8,853            6,485
     Accumulated translation adjustments
      (deduct)                                                     (128)
     Deficit arising from restructuring
       transactions (deduct)                   (14,108)         (14,108)
                                                (1,234)          (3,730)

                                               $68,045          $61,378




See accompanying notes to consolidated condensed financial statements.


                     Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Operations (Unaudited)


                                  Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                 August 27,  August 28,   August 27,  August 28,
                                   1995         1994         1995        1994
                                  (Thousands of Dollars, Except Per Share Data)

Net sales                         $31,641     $35,824      $97,528     $103,305
Cost of products sold              19,601      23,709       62,220       69,176
Gross margin                       12,040      12,115       35,308       34,129
Selling, administrative and
   general expenses                 9,232       9,588       27,331       28,447
Operating income                    2,808       2,527        7,977        5,682

Other expenses (income):
   Interest expense                 1,651       1,556        5,027        4,756
   Gain on sale of businesses         301                     (500)
   Other                               17         (65)           3          (50)
                                    1,969       1,491        4,530        4,706
Earnings before income taxes          839       1,036        3,447          976

Income taxes                          166         552          879          520

Net earnings                     $    673     $   484     $  2,568     $    456


Net earnings per share               $.57        $.39        $2.20         $.28






See accompanying notes to consolidated condensed financial statements.


                Harrow Industries, Inc. and Subsidiaries

      Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                      Thirty-nine weeks ended
                                                     August 27,      August 28,
                                                        1995            1994
                                                        (Thousands of dollars)

OPERATING ACTIVITIES
Net earnings                                         $ 2,568           $ 456
Adjustments necessary to reconcile
   net earnings (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                     2,812           2,670
     Gain on sale of businesses                         (500)
     Other                                              (650)           (166)
     Changes in operating assets and
      liabilities:
       Accounts receivable                              (434)         (1,187)
       Inventories                                    (1,948)         (2,551)
       Other current assets                             (404)            127
       Accounts payable and accrued expenses           1,989           2,735

Net case provided by operating activities              3,433           2,124

INVESTING ACTIVITIES
Additions to property, plant and equipment            (2,447)        (3,287)
Purchase of business                                  (9,555)
Proceeds from sale of business                         5,650
Other                                                   (262)          (184)
Net cash used in investing activities                 (6,614)        (3,471)

FINANCING ACTIVITIES
Process from revolving credit borrowings              12,442          3,402
Payments on revolving credit debt                     (9,877)        (3,402)
Cash dividends paid on preferred stock                  (200)          (200)
Issuance of common stock                                                 13
Net cash provided by (used in) financing
  activities                                           2,265           (187)

Decrease in cash and equivalents                        (816)        (1,534)

Cash and cash equivalents at beginning of year           919          2,303

Cash and cash equivalents at end of period           $   103        $   769

(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.


            Notes to Consolidated Condensed Financial Statements

                 Harrow Industries, Inc. and Subsidiaries

                             August 27, 1995


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


Note B - Purchase of Business

     On January 4, 1994, pursuant to a definitive purchase agreement entered into on November 30, 1994, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9,555,000. RSI manufactures and markets biometric identification devices and had net sales of $3,300,000 in 1994. Operating results of RSI are included in the Company's consolidated results beginning December 1, 1994. Goodwill recognized in connection with the purchase approximately $7,800,000.


Note C - Sale of Business

     On February 6, 1995, the Company completed the sale of substantially all of the net assets of its Leigh Products Division and all of the capital stock of its Canadian subsidiary, Leigh Metal Products, Ltd. The sale, which was initiated in November 1994, resulted in a pre-tax gain of $500,000, which includes 1995 operating results of the Leigh businesses for the period from November 28, 1994, to February 6, 1995. Amounts related to the Leigh operations are otherwise excluded from reported amounts for the 1995 period. The cash generated from the sale totaled $5,650,000, after deducting transaction expenses and the amount of cash used in fiscal 1995 operations for the period prior to sale.

        Notes to Consolidated Condensed Financial Statements - continued

                 Harrow Industries, Inc. and Subsidiaries

                             August 27, 1995


Note D - Net Earnings Per Share

A summary of the computation of net earnings per share is as follows:


                               Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                            August 27,     August 28,    August 27,   August 28,
                              1995           1994           1995         1994
                                (Thousands of Dollars, Except Per Share Data)
                                  and Weighted Average Shares Outstanding)
Shares outstanding           1,100,000     1,100,000     1,100,000    1,100,000

Net earnings                    $  673       $   484        $2,569      $  465

Dividend requirements of
  junior preferred stock           (50)          (50)         (150)       (150)

Net earnings applicable
  to common stock              $   623       $   434        $2,419      $  306

Net earnings per share            $.57          $.39         $2.20        $.28


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

          Cash provided by operating activities totaled $3.4 million during the thirty-nine weeks ended August 27, 1995, as compared to $2.1 million in the 1994 period. The 1995 improvement in cash flow was primarily a result of higher net earnings. Increases in accounts receivable and inventories during both 1994 and 1995, partially offset by related increases in accounts payable and accrued expenses, reflect a general acceleration in business activity during both years. Working capital at August 27, 1995, was $13.9 million compared to $16.5 million at November 27, 1994. The decrease is primarily the result of the disposition of the Leigh businesses. The Company's current ratio of 1.9 to 1 at August 27, 1995, declined slightly form the current ratio of 2.1 to 1 at November 27, 1994.

          Capital expenditures were $2.4 million during the thirty-nine weeks ended August 27, 1995, and $3.3 million in the 1994 period. Capital additions for all of 1995 are expected to be less than the initial forecast of $5 million. Expenditures will be primarily for profit improvement, replacement and capacity expansion.

          On January 4, 1995, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9.6 million. The acquisition was financed principally through borrowings under the Company's revolving credit facility. Goodwill recognized in connection with the purchase approximated $7.8 million.

          On February 6, 1995, the Company completed the sale of substantially all of the net assets of its Leigh Products Division and all the issued and outstanding capital stock of its wholly-owned Canadian subsidiary, Leigh Metal Products, Ltd. The cash generated from the sale approximated $5.7 million after deducting transaction expenses and the amount used in fiscal 1995 operations for the period prior to sale.

          The Senior Subordinated Debentures required annual sinking fund payments; however, as a result of the repurchase of debentures in 1990 and 1991, no principal maturities are due until 1999. The outstanding balance under the terms of a revolving credit agreement, which provides for maximum borrowings of $20 million, was $2.6 million at August 27, 1995. As of that date the available unused credit approximated $11.3 million under the asset-based formula of the agreement.

Results of Operations - Thirteen weeks ended August 27, 1995, compared to thirteen weeks ended August 28, 1994

          The comparability of operating results is affected by the acquisition of Recognition Systems, Inc. (RSI) (see Note B to the consolidated condensed financial statements) and the sale of Leigh businesses (see Note C). Operating results of the Leigh businesses are included in consolidated results for 1994 and, except for the gain on the sale, excluded in consolidated results effective as of December 1, 1994.

          Consolidated net sales decreased from $35.8 million in the 1994 period to $31.6 million in the 1995 period. Sales of continuing operations (excluding the Leigh businesses from 1994 amounts) increased by $1.2 million (4.1%) from $29.2 million in the 1994 period to $30.4 million in the 1995 period. Year to year sales increases moderated during the third quarter for all product lines; however, sales of commercial security products and systems, and pruning and harvesting tools remained strong during the current quarter. RSI added net sales of $1.2 million in the 1995 period.

          Gross margin declined slightly from $12.1 million in the 1994 period to $12.0 million in the 1995 period. As a percentage of net sales, gross margin increased from 33.8% in the 1994 period to 38.1% in the 1995 period. The elimination of the lower margin Leigh businesses combined with the acquisition of RSI contributed significantly to the improvement in gross margin percentages. Higher sales volume of other product lines, a favorable workers compensation insurance experience adjustment, and improved manufacturing efficiencies, particularly for custom cabinetry and pruning and harvesting tools, also contributed to the gross margin improvement. Offsetting these factors were aluminum, brass and copper cost increases which effected builder and consumer hardware gross margins.

          Selling, administrative and general expenses decreased $400,000 (4.7%) from $9.6 million in the 1994 period to $9.2 million in the 1995 period. As a percentage of net sales, selling, administrative and general expenses increased from 26.7% in the 1994 period to 29.2% in the 1995 period. Selling, administrative and general expenses for the 1995 period reflect a decrease due to the sale of Leigh businesses of $1.6 million partially offset by the addition of RSI expenses and volume-related increases for all other operations.
          Interest expense increased slightly from $1.6 million in the 1994 period to $1.7 million in the 1995 period. The higher interest expense is due to borrowings under the revolving credit agreement required to finance the acquisition of RSI.

          The gain on the sale of the Leigh businesses, previously recognized in the first quarter of 1995, was adjusted downward by $300,000 in the current quarter to reflect adverse experience adjustments for medical and workers compensation self-insurance costs related to employees terminated in connection with the sale.

          The 1995 provision for income taxes is less than the amount expected using the statutory federal income rate of 34% due to an adjustment to reduce prior years' estimated liabilities as a result of the expiration of statute of limitation for fiscal 1991. This reduction more than offsets the provision for state taxes and the tax effect of nondeductible items (principally goodwill amortization). The 1994 provision for income taxes was based on an estimated annual effective rate of approximately 53% which was revised downward in the forth quarter to an annual rate which approximated the statutory rate.

          Net earnings were $673,000 ($.57 per share) in the 1995 period compared to $484,000 ($.39 per share) in the 1994 period.



Results of Operations - Thirty-nine weeks ended August 27, 1995, compared to thirty-nine weeks ended August 28, 1994

          The comparability of operating results is affected by the acquisition of Recognition Systems, Inc. (RSI) (see Note B to the consolidated condensed financial statements) and the sale of Leigh businesses (see Note C). Operating results of the Leigh businesses are included in consolidated results for 1994 and, except for the gain on the sale of $500,000, are excluded from 1995 consolidated results. Operating results of RSI are included in consolidated results effective as of December 1, 1994.

          Consolidated net sales decreased from $103.3 million in the 1994 period to $97.5 million in the 1995 period. Sales of continuing operations (excluding the Leigh businesses from 1994 amounts) increased by $8.8 million (10.3%) from $85.2 million in the 1994 period to $94.0 million in the 1995 period. All product lines experienced increases; however, sales for the 1995 period were strongest in consumer pruning and harvesting tools, and commercial security products and systems. RSI added net sales of $3.5 million in the 1995 period.

          Gross margin increased $1.2 million (3.5%) from $34.1 million in the 1994 period to $35.3 million in the 1995 period. As a percentage of net sales, gross margin increased from 33.0% in the 1994 period to 36.2% in the 1995 period. The elimination of the lower margin Leigh businesses combined with the acquisition of RSI contributed significantly to the improvement in gross margin percentages. Higher sales volume of other product lines, a favorable workers' compensation insurance experience adjustment, and improved manufacturing efficiencies, particularly for custom cabinetry and pruning and harvesting tools, also contributed to the gross margin improvement. Offsetting these factors were aluminum, brass and copper cost increases hich effected builder and consumer hardware gross margins.

          Selling, administrative and general expenses decreased $1.1 million (3.9%) from $28.4 million in the 1994 period to $27.3 million in the 1995 period. As a percentage of net sales, selling, administrative and general expenses increased from 27.5% in the 1994 period to 28.0% in the 1995 period. Selling, administrative and general expenses for the 1995 period reflect a decrease of $4.6 million due to the sale of the Leigh businesses partially offset by the addition of RSI expenses and volume-related increases for all other operations.

          Interest expense increased from $4.8 million in the 1994 period to $5.0 million in the 1995 period. The higher interest expenses is due to borrowings under the revolving credit agreement required to finance the acquisition of Recognition Systems, Inc.

          The 1995 provision for income taxes is less than the amount expected using the statutory federal income rate of 34% due to the tax effect of the gain on the sale of the Leigh businesses and an adjustment to reduce prior years' estimated liabilities as a result of the expiration of the statute of limitations for fiscal 1991. These reductions more than offset the effect of state income taxes and nondeductible items (principally goodwill amortization). The 1994 provision for income taxes was based on an estimated annual effective rate of approximately 53% which was revised downward in the fourth quarter to an annual rate which approximated the statutory rate.

          Net earnings were $2.6 million ($2.20 per share) in the 1995 period compared to $456,000 ($.28 per share) in the 1994 period.


                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

               Pursuant to Item 601(c) of Regulation SK, a financial data schedule is being submitted as an exhibit to this Form 10-Q.

          Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HARROW INDUSTRIES, INC.



Date:     October 10, 1995               By:/s/ John S. Hogan
                                           John S. Hogan
                                           Vice President and
                                           Chief Financial Officer




Date:     October 10, 1995               By:/s/ Gary L. Humphreys
                                           Gary L. Humphreys
                                           Vice President,
                                           Corporate Controller and
                                           Chief Accounting Officer