Form 10-K
period 1995-12-03
HARROW INDUSTRIES INC
filed 1996-02-28
CIK 811081

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-K


        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 3, 1995

        [ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                    Commission File No. 1-9440

                      HARROW INDUSTRIES, INC.
      (Exact name of Registrant as specified in its charter)

     Delaware                                        52-1499075
(State of Incorporation)                  (I.R.S. Employer Identification No.)

        2627 East Beltline, S.E., Grand Rapids, MI 49546

       Registrant's telephone number, including area code

                         (616) 942-1440

  Securities registered pursuant to Section 12(b) of the Act:

  $65,000,000 12-3/8% Senior Subordinated Debentures due 2002

  Securities registered pursuant to Section 12(g) of the Act:

                              None



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No

ITEM 1.   BUSINESS


General

          Through its subsidiaries and divisions, Harrow designs, manufactures and markets a wide variety of products primarily for the consumer, home remodeling, commercial retrofit, new residential and commercial construction, access control, and time and attendance markets. The Company's major products include consumer and architectural hardware, custom residential cabinetry, water source heat pumps, electronic locking systems, biometric identification devices, as well as professional and consumer pruning and harvesting hand tools.

          Harrow's business is affected by various general economic conditions, including the rate of new construction, which is related to the availability and cost of financing and other economic conditions. Management's strategy has been to limit Harrow's sensitivity to changes in the economy by maintaining a diversified product base and emphasizing the development of products marketed to the commercial and home remodeling and do-it-yourself markets, which management believes have historically been less sensitive to economic downturns. There can be no assurances, however, that a significant decline in the rate of new construction would not have a material adverse effect on Harrow's business.

          Some of Harrow's operations have seasonal characteristics. This generally produces lower results in Harrow's first and third fiscal quarters than in the second and fourth quarters. Since most of its operations are driven by orders received throughout the year, backlog is not a significant factor to Harrow's overall business. The largest customer of Harrow, served by two unrelated divisions, accounts for approximately 8% of consolidated net sales. No other customer accounts for 5% or more of consolidated sales.

Segment Information

          Harrow currently operates in two industry segments, Consumer Products Group and the Commercial and Industrial Products Group.

          Principal products of the Consumer Products Group include consumer hardware, pruning shears, custom kitchen and other cabinetry and water source heat pumps.

          Principal products of the Commercial and Industrial Products Group include architectural and commercial hardware, electronic locking systems, biometric identification devices and professional pruning and harvesting tools.

          Information concerning sales, operating profits and identifiable assets, and certain other information by industry segment is found in Note N to the Consolidated Financial Statements.

          In accordance with management's philosophy that Harrow's operations be decentralized and its subsidiaries and divisions be granted significant autonomy, most aspects of the operations, including purchasing, engineering, manufacturing and marketing are conducted locally. Management believes that this philosophy permits its various businesses to respond more quickly to, and operate more effectively in the markets they serve. Following is a description of the businesses operating in each of the two industry segments.

Consumer Products Group

     H.B. Ives

          H.B. Ives ("Ives"), Harrow's largest operation is headquartered in Wallingford, Connecticut with manufacturing and distribution facilities in New Haven, Connecticut, Michigan City, Indiana, and a distribution center in Los Angeles, California. A significant increase or decrease in Ives' operating performance could have a material effect on Harrow's performance.

          Ives is a vertically integrated manufacturer of a diversified line of architectural, builder, and consumer hardware including door bolts, window locks, door trim and door stops. Through a separate operation, Ives also manufactures wire products and storage hooks.

          Sales to the consumer residential hardware market are direct in the case of some large customers, and through independent wholesalers to other customers who are serviced by manufacturers' representatives.

     Rutt

          Rutt, located in Goodville, Pennsylvania, is a leading manufacturer of high quality custom kitchens, bath and other cabinetry primarily to the home renovation markets.

          Rutt's cabinetry is made to order and is of such high quality that Rutt receives, through the efforts of its own sales force, extensive representation by dealers in affluent residential areas of the country. Rutt currently has products on display in over 130 authorized dealer locations. Approximately 80% of Rutt's sales are to the home renovation market.

          Rutt is perceived to be the quality leader in the custom residential cabinet market.

     FHP Manufacturing

          FHP Manufacturing ("FHP"), located in Fort Lauderdale, Florida, is one of the largest manufacturers of water source heat pumps in the United States. These units are sold throughout North America under the trade name of Florida Heat Pump.

          FHP is a leader in heating and cooling technology that uses the energy available in natural water supplies. Tests show that FHP units can save from 30% to 50% of the energy used by conventional units, which offsets the higher capital and installation costs of FHP equipment for customers with certain levels of heating and cooling requirements.

          FHP sells through manufacturers' representatives to large mechanical contractors and through multi-branch stocking distributors who in turn sell to smaller dealers. FHP acts as its own distributor in southern Florida.

     Corona Clipper

          Corona Clipper, located in Corona, California, designs, manufactures and distributes forged and stamped pruning and harvesting tools, shears, saws and other hand-held gardening tools for homeowners and nurseries.

          Corona sells to the retail market through a combination of in-house salespeople and manufacturers' representatives.

          Corona's customers include mass merchandisers, home improvement centers, hardware chains and various lawn and garden distributors.


Commercial and Industrial Products Group

     H.B. Ives

          Ives manufactures a broad line of commercial hardware including door coordinators, exterior door hardware, door stops, surface bolts, and cabinet and bath hardware. Through a separate operation, Ives manufactures wire products and storage hooks.

          Ives sells to the contractor hardware market through distributor serviced by its own sales force.

     Corona Clipper

          Corona Clipper designs, manufactures and distributes a line of high quality professional pruning and harvesting tools for agricultural applications in the grape, avocado and apple industries as well as to distributors that service professional landscapers.

          The professional market for pruning tools is served by Corona Clipper through a combination of in-house salespeople and manufacturers' representatives.

Locknetics Security Engineering

          Locknetics Security Engineering ("LSE") located in Forestville, Connecticut, designs, manufactures and distributes electronic locking systems including electromagnetic and electromechanical security products and systems primarily for security system wholesalers, contract hardware, locksmith dealers, alarm wholesalers and automatic door operator manufacturers. LSE products are sold through its own sales force and manufacturers' representatives.

Recognition Systems, Inc.

          Recognition Systems, Inc. ("RSI"), acquired as of the beginning of fiscal 1995, is located in Campbell, California and was founded in 1986 with a charter to develop, manufacture and market biometric identification devices based upon the measurement of three dimensional hand geometry by using a sophisticated combination of infrared cameras, electronic circuitry and associated algorithms.

          RSI sells its products into three markets - access control, time and attendance and personal identification - through a nationwide network of sales representative agencies. International sales are made to authorized country distributors who resell within their territories.


Employees

          As of January 2, 1996, Harrow employed 1,142 employees, including 907 in production (management and hourly), 101 in marketing and sales, and 134 in finance and administration. During the year, hourly production employees can increase by as many as 60 employees, depending on seasonal workloads in some Harrow plants.

          Harrow provides benefit plans offering life, health and disability insurance and pension benefits to eligible employees. In some instances, employees contribute to the plans.

ITEM 2.   PROPERTIES

          The following table sets forth the facilities of Harrow, excluding public warehouse space, by location and operation. Each location (except the facilities designated as warehouses and sales showrooms) include administrative offices:


                        Owned           Leased
Division/Subsidiary     (Square Ft.)   (Square Ft.)   Use

[S]                     [C]            [C]            [C]
Grand Rapids, MI         --            4,264(1)       Corporate Offices.

New Haven, CT
  (H.B. Ives)           100,000        --             Manufacture of builder
                                                      and consumer hardware,
                                                      warehouse and shipping
                                                      facilities.

Wallingford, CT
  (H.B. Ives)           --             46,700(1)      Sales office and
                                                      warehouse and shipping
                                                      facilities.

Michigan City, IN
  (H.B. Ives)           69,000         --             Manufacture of wire
                                                      hardware, warehouse and
                                                      shipping facilities.

Forestville, CT
   (LSE)                --             30,000(1)      Manufacture of
                                                      electronic locking
                                                      systems and accessories,
                                                      warehouse and shipping
                                                      facilities.

Goodville, PA
   (Rutt)               174,843        --             Manufacture of custom
                                                      cabinetry, warehouse
                                                      and shipping facilities.


Earland, PA
   (Rutt)               --             3,840(1)       Warehouse and shipping
                                                      facilities.

Los Angeles, CA
   (Rutt)               --             2,668(1)       Sales showroom sublet
                                                      to independent dealer.

Atlanta, GA
   (Rutt)               --             1,958(1)       Sales showroom sublet
                                                      to independent dealer.

Chicago, IL
   (Rutt)               --             2,860(1)       Sales showroom sublet
                                                      to independent dealer.

Fort Lauderdale, FL
   (FHP)                63,600         --             Manufacture of heat
                                                      pumps, warehouse and
                                                      shipping facilities.

Corona, CA
(Corona Clipper)        73,000         --             Manufacture of pruning
                                                      tools and other forged
                                                      products, warehouse and
                                                      shipping facilities.

Campbell, CA
   (RSI)                --             13,694(1)      Manufacture of biometric
                                                      identification devices,
                                                      warehouse and shipping
                                                      facilities.


(1)   Lease Terms:
     Grand Rapids, MI--Annual Rental $60,679--expiration August 31, 1996. Wallingford, CT--Annual Rental $252,180--expiration December 31, 2002. Forestville, CT--Annual Rental $183,000--expiration May 31, 2008. Earland, PA--Annual Rental $13,094--expiration December 31, 1996.
     Los Angeles, CA--Annual Rental $62,253--expiration March 31, 2005;
          Sub-lease Rental $62,253--expiration March 31, 2005.
     Atlanta, GA--Annual Rental $36,877--expiration April 30, 2000;
          Sub-lease Rental $36,877--expiration April 30, 2000.
     Chicago, IL--Annual Rental $68,411--expiration November 30, 2005;
          Sub-lease Rental $68,411--expiration November 30, 2005.
     Campbell, CA--Annual Rental $115,030--expiration September 30, 1998.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is involved in proceedings with respect to environmental matters including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition or competitive position of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

          Provisions of $428,000 in 1995, $484,000 in 1994 and $121,000 in
1993 were recorded to cover the costs of remedial actions expected to be taken with respect to the cleanup of these sites. As of December 3, 1995, the remaining recorded liability related to these issues totaled $448,000, of which $250,000 was provided to cover estimated remediation costs of a former plant site. Annual remediation costs for this site currently approximate $75,000, and remediation is expected to be completed in as few as three years or as many as twenty years.

          The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's common stock is not registered nor is it publicly traded. See Item 12 for information concerning the distribution of ownership of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

                                   Fiscal Year Ended (1)
                  December 3, November 27, November 29, November 28, December 1,
                     1995        1994          1993        1992        1991
                    (Thousands of Dollars, Except Per Share Data and Ratios)
Statement of
operations data
from continuing
operations:
   Net sales          $134,657   $139,393    $128,823     $124,679   $118,755
   Operating income     10,989      8,759       6,636        7,203      6,129
   Interest expense      6,617      6,313       6,488        6,788      7,503
   Other expenses
    (income)--net         (223)      (145)        (34)         (58)      (237)
   Earnings (loss)
      from continuing
      operations
      before income
      taxes             4,595       2,591        182          473      (1,137)
   Earnings (loss)
      from continuing
      operations        3,403       1,615       (226)         205      (1,311)
   Earnings (loss)
      from continuing
      operations per
      share of common
      stock (2)          2.91        1.29       (.41)        .01        (1.51)
   Ratio of earnings
      to fixed
      charges (3)        1.63x       1.37x      1.03x       1.06x         .86x

Balance sheet data:
   Total assets      $ 68,989    $ 61,378   $ 58,622    $ 59,143     $ 64,132
   Long-term debt
    and other
    noncurrent
    liabilities (4)    52,510      50,337     50,088      51,132       56,168
   Stockholders'
    equity
    (deficit) (5)        (399)     (3,730)    (5,122)     (4,701)      (4,467)

(1) Fiscal 1995 includes 53 weeks; all other fiscal years shown include 52 weeks.

(2) Earnings per share of common stock are calculated based on an average outstanding shares of 1,100,000 in 1995; 1,096,671 in 1994, 1,043,340 in 1993 and 999,994 in 1992 and 1991.

(3) Earnings used in computing the ratio of earnings to fixed charges consist of pretax earnings (loss) from continuing operations before fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and the interest portion of rental expense.
     In 1991, pretax earnings before fixed charges were inadequate to cover fixed charges by $1,137,000.

(4) Includes current maturities of long-term debt and capital lease obligations.

(5) Includes the effects of the restructuring transactions which occurred in 1987, as described in Note L to the Consolidated Financial Statements.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

          The Company's cash requirements relate primarily to the seasonal financing of working capital, the purchase of property, plant and equipment, business acquisition opportunities, the servicing of outstanding debt and cash dividends. Cash provided by operating activities continues to be the major source of the Company's funds and is expected to satisfy a substantial portion of future cash needs. These funds have been augmented by long-term debt under a revolving credit agreement.

          Cash provided by operating activities totaled $6.4 million in 1995 as compared to $3.2 million in 1994 and $4.5 million in 1993. The improvement in cash flow resulting from increased earnings approximated $1.8 million in both 1995 and 1994. Increased investment in accounts receivable and inventory resulting from growth in the Company's businesses partially offset these cash flow improvements. Working capital at December 3, 1995 was $13.3 million compared to $16.5 million at the end of fiscal 1994. The Company's current ratio of 1.8 to 1 at the end of 1995 declined slightly from 2.1 to 1 at the end of 1994.

          Capital expenditures were $3.6 million in 1995, $4.3 million in 1994 and $2.1 million in 1993. The expenditures were primarily for cost reduction, replacement and capacity expansion. Capital additions for 1996 are expected to approximate $5.0 million and will be primarily for profit improvement, replacement, capacity expansion and new products.

          On January 4, 1995, the Company purchased all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9.6 million. The acquisition was financed initially through borrowings under the revolving credit facility.

          On February 6, 1995, the Company completed the sale of substantially all of the assets of its Leigh Products Division and all of the issued and outstanding capital stock of its wholly-owned Canadian subsidiary, Leigh
Metal Products, Ltd. The cash generated from the sale approximated $5.4 million after deducting transaction expenses and the amount used to fund fiscal 1995 losses during the period prior to the sale.

          The Senior Subordinated Debentures required annual sinking fund payments; however, as a result of the repurchase of debentures in 1990 and 1991, no principal maturities are due until 1999.

          Under the terms of the revolving credit agreement, the Company can borrow up to $20 million. During 1995 maximum borrowings under the agreement were $12.4 million and, as of year end, outstanding borrowings were $1.4 million and the available unused credit under the asset-based limitation formula of the agreement approximated $12.2 million.

Effects of Inflation

          The Company believes inflation has not had a material overall effect on its operations during the past three years.

Results of Operations - 1995 Compared to 1994

          The comparability of operating results is affected by the acquisition of Recognition Systems, Inc. (RSI) (see Note B to the consolidated financial statements) and the sale of Leigh businesses (see Note C).
Operating results of the Leigh businesses are included in consolidated results for 1994 and, except for the gain on the sale, excluded from 1995 consolidated results. Operating results of RSI are included in consolidated results effective as of the beginning of fiscal 1995.

          Consolidated net sales decreased from $139.4 million in 1994 to $134.7 million in 1995. Net sales for the consumer products segment decreased from $95.9 million to $82.2 million. However, net sales of continuing product lines (excluding air control and other products related to the Leigh business from 1994 amounts) increased by $10.5 million or 14.7% in 1995. All consumer product lines experienced sales increases with custom cabinetry and pruning tools showing the largest gains. Smaller gains were realized in consumer hardware and water source heat pumps. Net sales of the commercial and industrial products segment increased $8.9 million or 20.6% from $43.5 million in 1994 to $52.4 million in 1995 due primarily to increased sales of commercial security products and the addition of hand reader sales resulting from the acquisition of RSI. Commercial hardware products and professional pruning tools contributed modest sales gains.

          Gross margin increased from $46.3 million in 1994 to $49.0 million in 1995. As a percentage of net sales, gross margin increased from 33.2% in 1994 to 36.4% in 1995. The elimination of the lower margin Leigh businesses combined with the acquisition of RSI contributed significantly to the improvement in gross margin percentages. Higher sales volume of other product lines, a favorable workers compensation insurance experience adjustment, and improved manufacturing efficiencies, particularly for custom cabinetry and pruning and harvesting tools, also contributed to the gross margin improvement. Offsetting these factors were aluminum, brass and copper cost increases which affected builder and consumer hardware gross margins.

          Selling, administrative and general expenses increased by 1.1% from $37.6 million in 1994 to $38.0 million in 1995. As a percentage of net sales, selling, administrative and general expenses increased from 26.9% in 1994 to 28.2% for 1995. Selling, administrative and general expenses for 1995 decreased by $5.7 million as a result of the sale of the Leigh businesses. This decrease was more than offset by the addition of RSI expenses, volume-related increases for all other operations and a provision of $1.0 million to provide for estimated postemployment benefits and certain other costs related to the Company's former chairman and its former president and chief executive officer.

          Operating income increased $2.2 million from $8.8 million in 1994 to $11.0 million in 1995. Operating income as a percentage of net sales improved to 8.2% in 1995 compared to 6.3% in 1994.

          Interest expense increased from $6.3 million in 1994 to $6.6 million in 1995 due primarily to higher average borrowings under the revolving credit agreement.

          Earnings before income taxes was $4.6 million in 1995 compared to $2.6 million in 1994. The increase of $2.0 million was due primarily to improved operations offset partially by increased interest expense. A gain from the sale of the Leigh businesses of $270,000 is included in other income and also contributed to the increase.

          The 1995 provision for income taxes was less than the amount expected using the statutory federal income rate of 34% due to the tax effects of the Leigh sale, an adjustment to reduce prior years' estimated liabilities as a result of the expiration of the statute of limitation for fiscal 1991 and the realization of certain export incentives. These reductions more than offset the provision for state income taxes and the tax effect of nondeductible items (principally goodwill amortization). The Company's effective income tax rate for 1994 was higher than the statutory rate due primarily to state income taxes, the effect of nondeductible goodwill amortization and the inability to utilize foreign net operating losses.

          Net earnings were $3.4 million ($2.91 per share) in 1995 compared to $1.6 million ($1.29 per share) in 1994.

Results of Operations - 1994 Compared to 1993

          Net sales increased $10.6 million or 8.2% from $128.8 million in 1993 to $139.4 million in 1994. Net sales for the consumer products segment increased $5.3 million or 5.8% from $90.6 million in 1993 to $95.9 million in 1994. The increase in net sales was due primarily to higher sales of pruning and harvesting tools resulting from a remerchandising program introduced in late 1993 and improved market penetration of the Company's water source heat pumps. The Company's custom cabinetry operation experienced modest sales gains while the Leigh and Leigh Metal Products operations experienced declines. Net sales of the commercial and industrial products segment increased $5.3 million or 13.8% from $38.2 million in 1993 to $43.5 million in 1994 primarily due to increased sales of commercial security products and professional pruning tools. Smaller sales increases in commercial hardware products were also realized.

          Gross margin increased $4.8 million or 10.8% from $41.8 million in 1993 to $46.3 million in 1994. As a percent of net sales, gross profit increased from 32.4% in 1993 to 33.2% in 1994. The increase in 1994 gross margin was due to higher volume, modest price increases and improved product mix with higher margin products generally showing greater sales gains than lower margin items. These increases were partially offset by higher material costs. Nonrecurring costs in 1993 related to elimination of low volume products, the write-off of inventory and related tooling and certain restructuring activities depressed 1993 margins.

          Selling, administrative and general expenses increased $2.4 million or 6.8% from $35.2 million in 1993 to $37.6 million in 1994. As a percent of net sales, selling, administrative and general expenses decreased from 27.2% in 1993 to 26.9% in 1994. The dollar increase was due to higher employment costs, commissions, increased sales support activities and higher environmental costs to complete the remediation at a former plant site.
The reduction in selling, administrative and general expenses as a percent of net sales was primarily due to the effect of nonrecurring expenses in 1993 related to a complete remerchandising program for both professional and consumer tools of the Company's Corona Clipper division.

          Operating income increased 32.0% from $6.6 million in 1993 to $8.8 million in 1994. Operating income as a percentage of net sales improved to 6.3% in 1994 compared to 5.2% in 1992.

          Interest expense decreased 2.7% from $6.5 million in 1993 to $6.3 million in 1994 primarily due to lower average borrowings under the Company's revolving credit agreement.

          Earnings before income taxes was $2.6 million in 1994 compared to $182,000 in 1993. Theincrease was due primarily to the impact of higher net sales; however, an improved gross margin percentage, lower selling and administrative expenses as a percent of net sales and reduced interest costs also contributed to the increase.

          The Company's effective income tax rate for both 1994 and 1993 was higher than the statutory federal income tax rate due primarily to state income taxes, the effect of nondeductible goodwill amortization and the inability to utilize foreign net operating losses.

          Net earnings was $1.6 million ($1.29 per share) in 1994 compared to a net loss of $226,000 ($0.41 per share) in 1993.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated balance sheets of Harrow Industries, Inc. and subsidiaries as of December 3, 1995 and November 27, 1994, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the three fiscal years in the period ended December 3, 1995, and the notes thereto, are included with the financial statement schedules in a separate section of this report.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

          Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the executive officers and directors of the Company. Officers serve at the pleasure of the Board of Directors. Directors serve until the election and qualification of their successors.


Name                        Age     Position

Dudley C. Mecum (1)         61      Chairman, Chief Executive Officer,
                                    Interim President and Director

George L. Ohrstrom, Jr. (1) 68      Vice President and Director

John S. Hogan               41      Vice President, Chief Financial Officer
                                    and Treasurer

Gary L. Humphreys           53      Vice President and Corporate Controller

Donald D. Fenstermacher     54      Vice President of Management Information
                                    Services

Betsy F. Raymond            37      Vice President of Human Resources and
                                    Secretary

Robert A. Hoagland          57      President of H.B. Ives

Jerry D. Price              49      President of Rutt

Clifford A. Young, Jr.      53      President of FHP Manufacturing

James J. Scott              43      President of Locknetics Security
                                    Engineering

James C. McGovern           53      President of Corona Clipper

Charles T. Thompson         52      President of Recognition Systems, Inc.

W. Lawrence Banks (1) (2)   57      Director

David H. Benson             58      Director

Donald G. Calder (1)        58      Director

Axel May                    47      Director

George F. Ohrstrom (1) (2)  42      Director

Georg Graf Schall-
  Riaucour (3)              55      Director

Eriberto R. Scocimara       59      Director


(1) Member of Executive Committee.
(2) Member of Audit Committee.
(3) Chairman of Audit Committee.

          Dudley C. Mecum was appointed as a Director of the Company on January 25, 1995. Mr. Mecum has been a partner of G.L. Ohrstrom & Co. since August 1989. Prior thereto, he was the chairman of Mecum Associates, Inc., a business consulting firm, from January 1987 to August 1989. Mr. Mecum is a director of Travelers, Inc., Lyondell Petrochemical Company, Vicorp Restaurants, Inc., Fingerhut Companies, Inc., DynCorp. and Roper Industries, Inc. Mr. Mecum was appointed Chairman of the Board and Interim President of the Company effective November 2, 1995.

          George L. Ohrstrom, Jr. has been a director and a Vice President of Harrow or its predecessor since 1962. He has been a partner at G.L. Ohrstrom & Co. since 1962 and devotes a substantial amount of his time in connection therewith. He is a director of Carlisle Companies Incorporated and Roper Industries. Mr. Ohrstrom is the father of George F. Ohrstrom.

          John S. Hogan was appointed Vice President and Chief Financial Officer in January 1990 and has been Treasurer of Harrow since January 1987. From 1979 to January 1987 he was Corporate Accounting Manager of Harrow or its predecessor. Prior to joining Harrow he had been on the audit staff of Ernst & Young LLP, the Company's independent accountants.

          Gary L. Humphreys joined Harrow in October 1994 as Vice President and Corporate Controller. Mr. Humphreys was a partner of Ernst & Young LLP, the Company's independent accountants, from October 1976 to September 1994.

          Donald D. Fenstermacher joined Harrow in June 1984 as Director of Management Information Services. He was elected Vice President effective May 1, 1990. Prior to joining Harrow he was the Director of Management Information Services for Keeler Brass Company.

          Betsy F. Raymond joined Harrow in June 1991 as Vice President of Human Resources and Assistant Corporate Secretary and was elected Corporate Secretary effective February 1, 1992. Prior to joining Harrow, she was Human Resource Director of a large office equipment dealer.

          Robert A. Hoagland joined Harrow as President of H.B. Ives on January 1, 1991. Prior to joining Harrow he was President and Chief Executive Officer of the Thermos Companies' domestic operations.

          Jerry D. Price joined Harrow as President of Rutt effective in July 1993. Prior to joining Harrow he was group Vice President of Manufacturing for TJ International and Executive Vice President-Operations for Biltbest Windows.

          Clifford A. Young, Jr. has been President of FHP since 1971.

          James J. Scott has been President of Locknetics Security Engineering since November 1989.

          James C. McGovern joined Harrow as President of Corona Clipper on May 20, 1992. Prior to joining Harrow he was President of Aluminum Forge Company.

          Charles T. Thompson joined Harrow on October 20, 1995 as General Manager of Recognition Systems, Inc. (RSI). He was appointed President of RSI on January 1, 1996. Prior to joining Harrow he was Chief Operating Officer of City Net, Inc. and President of DuPont Design Technologies, Inc.

          W. Lawrence Banks has served as a director of Harrow since 1980. He has been a director of Robert Fleming Holdings Limited, an English merchant banking firm, for more than five years. He is also a director of Roper Industries.

          David H. Benson has served as a director of Harrow since 1980. He is a merchant banker at Kleinwort Benson Limited, an English merchant banking firm.

          Donald G. Calder has been a director since 1972 and a Vice President of Harrow or its predecessor from 1972 through August 1989. Mr. Calder has been a partner at G.L. Ohrstrom & Co. since 1970 and devotes a substantial amount of his time in connection therewith. He is a director of Carlisle Companies Incorporated, Central Securities Corporation and Roper Industries.

          Axel May has been a director of Harrow since June 1987. Since 1980 he has been managing director of Harald Quandt Vermoegensverwaltung GmbH, a private investment company, in Bad Homburg, Federal Republic of Germany.

          George F. Ohrstrom has been a director of Harrow since 1986. From 1983 to 1987, he was an associate at Bear, Stearns & Co., Inc. Since December 1987, he has been a partner of G.L. Ohrstrom & Co.

          Georg Graf Schall-Riaucour was appointed by the Board of Directors on January 25, 1995, to a new Director position. He has been general manager of Wittelsbacher Ausgleichsfonds since May 1994, prior to which, since 1971 he was senior partner of the Munich, Germany law firm of Stever & Belten.
Mr. Schall-Riacour is director of Roper Industries, Inc. and several privately held U.S. companies.

          Eriberto R. Scocimara has been a director of Harrow or its predecessor since 1972. Mr. Scocimara has been president and chief executive officer of the Hungarian-American Enterprise Fund, a privately-managed investment company, since April 1994, and he has been the president of Scocimara & Company, Inc., an investment management company, since 1984.
Mr. Scocimara was a partner of G.L. Ohrstrom & Co. from 1969 to 1984.
Mr. Scocimara is a director of Carlisle Companies, Incorporated, Roper Industries, Inc., Quaker Fabric Coroporation and several privately owned companies.

ITEM 11.  SUMMARY COMPENSATION TABLE

          The following table sets forth cash compensation earned during the fiscal year ended December 3, 1995 for the chief executive officer and the other four most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.


                                       Annual Compensation     Long-Term
   Name and Principal    Fiscal Year    Salary      Bonus      Compensation*
   Position              Ended          $            $          $

Dudley C. Mecum
Chairman and CEO         1995              8,000**    -



Larry L. Adams
Former President
and CEO                  1995            290,000      -
                         1994            260,000      212,641
                         1993            250,000       91,172

Philip A. Uzielli
Former Chairman          1995            271,000      -
                         1994            271,000      221,637
                         1993            271,000       91,172

Robert A. Hoagland
President of H.B. Ives   1995            165,500      102,362
                         1994            159,100      119,325
                         1993            153,500      109,701

Clifford A. Young, Jr.
President of FHP         1995            149,700      127,214      12,280
                         1994            143,900      122,315      22,766
                         1993            139,000      108,629           -

John S. Hogan
Vice President & CFO     1995            140,300      100,525      20,743
                                         135,600       94,445       4,103
                                         131,000       40,610           -

*Payments from Long-Term Growth Account were for the purchase of performance shares under the prior bonus plan. Performance shares were last awarded for fiscal 1990. Final payments under the prior plan were made in February 1996.

**On November 2, 1995, Dudley C. Mecum became Chairman of the Board of
Directors and Interim President of the Company succeeding Philip A. Uzielli as Chairman and Larry L. Adams as President. The Board has initiated a search in order to appoint a permanent successor for the position of President.


          All directors are compensated at $7,500 per annum in their capacity as directors of the Company. Mr. Banks is compensated an additional $7,500 for his involvement in various committees. Members of the Audit Committee receive $500 per meeting. The Chairman of the Audit Committee receives $750 per meeting.

                       Compensation Plans

        Bonus Plan

          Harrow maintains an Executive/Middle Management Performance Program (the "Bonus Plan") in which officers (with the exception of George L. Ohrstrom) and presidents of divisions and subsidiaries of Harrow designated by the president of Harrow are eligible. An individual is eligible only if he is a full-time employee for the full 12 months of the fiscal year covered by the Bonus Plan.

          The Bonus Plan includes an annual (the "Annual Plan") component and a long-term (the "Long-Term Plan") component. Under the Annual Plan, participants may earn a cash bonus of up to 55% of base salary, (65% for the chief executive and operating officers, the "Executive Officers") based upon a comparison of actual results with financial and nonfinancial goals established for the year. The incentive to be earned ranges from 16% to 55% of salary (adjusted proportionately for Executive Officers), if results equal 85% of established goals to 110% or more of goals.

          The Long-Term Plan provides incentive compensation for achievement of three year objectives. Under the Long-Term Plan participants may earn a cash bonus of up to 30% of base salary (35% for Executive Officers) based upon aggregate profitability (60% of total) and individual nonfinancial strategic objectives (40% of total). The financial portion of the bonus is based upon a comparison of three year actual results with operating income targets.


                        Retirement Plans

          Harrow Products, Inc., a subsidiary maintains a retirement plan
(the "Retirement Plan for the Employees of Harrow Products, Inc.") in which all eligible employees participate. It is a non-contributory, defined benefit pension plan, under which a participant with a vested benefit receives a benefit at age 65 equal to 1.075% of Final Average Salary up to covered compensation, plus 1.7% of Final Average salary in excess of covered compensation, times credited service (maximumof 30 years.) "Covered Compensation" is the average of 35 years of Social Security wage bases ending in the year of Social Security Retirement age. "Final Average Salary" means salary excluding bonuses, overtime or any other additional or non-recuring compensation and is computed using the highest 60 of the last 120 months of service prior to retirement, or age 65, whichever is earlier. Credited Service starts at age 21 and Vesting Service at age 18. Employees retiring after age 55, but before age 65 receive reduced annual benefits. Benefits under the HPI Retirement Plan vest after five years of Vesting Service.

          The table below shows the approximate annual retirement benefits payable to executive officers for life from normal retirement date (age 65) pursuant to the Retirement Plan. For purposes of determining the pension benefits payable under the HPI Retirement Plan, estimated years of Credited
Service at age 65 under the HPI Retirement Plan for the individuals named in the comensation table are as follows: Mr. Uzielli, 25 years; Mr. Adams, 5 years; Mr. Hogan, 30 years; Mr. Young, 30 years; Mr. Hoagland, 13 years.


 Final
Average                         Years of Service
Earnings*              10 15       20           25           30

$100,000         $15,400      $23,100       $30,800      $38,500      $46,100
 125,000          19,600       29,400        39,300       49,100       58,900
 150,000          23,900       35,800        47,800       59,700       71,600
 175,000          27,700       41,800        55,900       69,600       84,000
 200,000          31,600       47,700        63,900       80,100       96,300
 225,000          34,500       52,300        70,200       88,000      105,800
 250,000          34,500       52,300        70,200       88,000           **
 275,000          34,500       52,300        70,200       88,000           **
 300,000          34,500       52,300        70,200       88,000           **


*Earnings used to calculate benefits are capped by the limit described in
Section 401(a)(17) of the Internal Revenue Code; the limit for 1995 is $150,000.

**Benefit is limited by Section 415 of the Internal Revenue Code; the limit for 1995 is $120,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


          The following tables set forth certain information as to the number of shares of Harrow common stock beneficially owned as of the date of this report by each stockholder known to Harrow to own beneficially more than 5% of the outstanding shares for such common stock, by each director and by all officers and directors as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of common stock beneficially owned by him.


                                                  Company Common Stock
                                        Number of Shares
 Name and Address of Beneficial Owner   Beneficially Owned      Percentage

Larry L. Adams
1591 Winterwood Dr. SE
Grand Rapids, MI 49546                     60,150                  5.47%

Auda Securities GmbH
c/o Harald Quandt
Vermoegensverwaltung GmbH
Harald Quandt Haus
AM Pilgerrain 17
6380 Bad Homburg
Federal Republic of Germany               77,902  (1)              7.08%

Citicorp Venture Capital, Ltd.
153 East 53rd Street
New York, NY 10043                        57,429                   5.22%

Guarantee Reassurance
Corporation
P.O. Box 550640
Jacksonville, FL 32255                    76,642                   6.97%

Philip A. Uzielli
c/o Joseph Cooper
1675 Broadway, 16th Floor
New York, NY 10019                       108,707                   9.88%

W. Lawrence Banks                          1,000                    *

David H. Benson                            1,520                    *

Donald G. Calder                           22,632 (2)               2.06%


Gary L. Humphreys                          8,000                    *

John S. Hogan                             33,000                   3.00%

Axel May                                   1,000                    *

George F. Ohrstrom                         7,761                    *


George L. Ohrstrom, Jr.                  29,914 (3)                2.72%

Betsy F. Raymond                         17,692                    1.61%

Georg Graf Schall-Riaucour               51,992 (4)                4.73%

Eriberto R. Scocimara                    26,728 (5)                2.43%

All Directors and Officers as a group   244,129 (6)               22.19%


*Less than 1%.

(1) Axel May, a director of the Company, as Managing Director of the holder, has voting and investment power on these shares, but he declaims any beneficial interest in these shares.

(2) Does not include total of 28,511 shares owned by his wife and his wife as custodian for minor children and in which he disclaims any beneficial ownership.

(3) Includes 613 shares held in a trust of which he is a co-fiduciary sharing voting and investment powers and in which he disclaims any beneficial interest.

(4) Shares are owned by Wittelsbacher Ausgleichsfonds of which Mr. Schall-
Riaucour is general director, and as such, is authorized to vote and dispose of such shares. Mr. Schall-Riaucour disclaims beneficial ownership of all such shares.

(5) Does not include 10,500 shares owned by his wife, and in which he disclaims any beneficial ownership.

(6) Does not include shares referred to in Notes (2), (4) or (5).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.


                            PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

a)   1 and 2.  List of Financial Statements and Financial Statement Schedules:

          The response to this portion of Item 14 is submitted as a separate section of this report.

     3.   Exhibit Index:

          Reference is made to the Exhibit Index which is found as a separate section of this report.

b)        Reports on Form 8-K:

          The registrant filed a Form 8-K on November 6, 1995 to report under
          Item 5 the appointment of Dudley C. Mecum as Chairman of the Board of Directors and Interim President of the Company succeeding Philip
          A. Uzielli as Chairman and Larry L. Adams as President.

c)        Exhibits:

          Exhibits pertaining to this Form 10-K are submitted as a separate section of this report.

d)        Financial Statement Schedules:

          The response to this portion of Item 14 is submitted as a separate section of this report.

             (THIS PAGE LEFT BLANK INTENTIONALLY.)

                  Annual Report on Form 10-K

                Item 8, Item 14(a)(1) and (2)

              List of Financial Statements and
                Financial Statement Schedules

         Financial Statements and Supplementary Data

                Financial Statement Schedules

                       Certain Exhibits

              Fiscal Year Ended December 3, 1995

           Harrow Industries, Inc. and Subsidiaries

                    Grand Rapids, Michigan

          Form 10-K - Item 8, Item 14(a)(1) and (2)

           Harrow Industries, Inc. and Subsidiaries

  List of Financial Statements and Financial Statement Schedules


  The following consolidated financial statements of Harrow Industries, Inc. and subsidiaries are included in Item 8:

    -   Consolidated balance sheets - December 3, 1995 and November 27, 1994

    - Consolidated statements of stockholders' equity (deficit) - Fiscal years ended December 3, 1995, November 27, 1994 and November 28, 1993

    - Consolidated statements of operations - Fiscal years ended December 3, 1995, November 27, 1994, November 28, 1993

    - Consolidated statements of cash flows - Fiscal years ended December 3, 1995, November 27, 1994 and November 28, 1993

    - Notes to consolidated financial statements - December 3, 1995, November 27, 1994 and November 28, 1993

       The following consolidated financial statement schedule of Harrow Industries, Inc. and subsidiaries is included in Item 14(d):

    -    Schedule II - Valuation and qualifying accounts

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    Report of Independent Auditors

Board of Directors
Harrow Industries, Inc.

We have audited the accompanying consolidated balance sheets of Harrow Industries, Inc. and subsidiaries as of December 3, 1995 and November 27, 1994, and the related consolidated statements of stockholders' equity (deficit), operations and cash flows for each of the three fiscal years in the period ended December 3, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of material misstatement. An audit includes   examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrow Industries, Inc. and subsidiaries at December 3, 1995 and
November 27, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 3, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                   Ernst & Young LLP

  Grand Rapids, Michigan
  January 12, 1996

                Harrow Industries, Inc. and Subsidiaries

                    Consolidated Balance Sheets

                                               December 3,      November 27,
                                                 1995              1994
  Assets
  Current assets:
    Cash and cash equivalents                  $   676,000      $  919,000
    Accounts receivable, less allowances
     (1995-$824,000; 1994-$674,000)             16,453,000      17,484,000
    Inventories:
     Finished products                           3,524,000       3,585,000
     Work in process                             3,956,000       4,139,000
     Raw materials                               2,926,000       3,737,000
                                                10,406,000      11,461,000
    Deferred income taxes                        1,790,000         830,000
    Other current assets                           831,000         536,000
   Total current assets                         30,156,000      31,230,000

   Property, plant and equipment:
    Land                                         2,312,000       2,552,000
    Buildings                                   11,059,000      12,297,000
    Machinery and equipment                     25,859,000      26,347,000
                                                39,230,000      41,196,000
    Less accumulated depreciation               21,662,000      22,422,000
                                                17,568,000      18,774,000

   Other assets:
    Intangible assets, less accumulated
     amortization (1995-$5,797,000;
     1994-$4,985,000)                           13,892,000       4,942,000
    Prepaid pension costs                        6,875,000       5,623,000
    Other                                          498,000         809,000
                                                21,265,000      11,374,000
                                               $68,989,000     $61,378,000

                                                 December 3,    November 27,
                                                    1995           1994
 Liabilities and stockholders' equity (deficit)
  Current liabilities:
   Accounts payable                              $10,454,000     $ 9,482,000
   Salaries, wages and commissions                 4,953,000       3,936,000
   Taxes, other than income taxes                    298,000         365,000
   Income taxes                                      410,000         298,000
   Accrued interest                                  763,000         690,000
  Total current liabilities                       16,878,000      14,771,000

  Long-term debt                                  46,365,000      45,005,000

  Other noncurrent liabilities:
   Deferred income taxes                           5,540,000       4,619,000
   Deferred compensation                             605,000         713,000
                                                   6,145,000       5,332,000

  Stockholders' equity (deficit):
   Junior preferred stock, par value $0.01
    per share - authorized: 470,000 shares;
    issued and outstanding: 399,964 shares             4,000           4,000
   Common stock, par value $0.01 per share -
    authorized, issued and outstanding:
    1,100,000 shares                                  11,000          11,000
   Additional paid-in capital                      4,006,000       4,006,000
   Retained earnings                               9,688,000       6,485,000
   Accumulated translation adjustments
    (deduct)                                                        (128,000)
   Deficit arising from restructuring
    transactions                                 (14,108,000)    (14,108,000)
                                                    (399,000)     (3,730,000)
                                                 $68,989,000     $61,378,000

  See accompanying notes to consolidated financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)


                                                 Fiscal year ended
                                   December 3,    November 27,    November 28,
                                     1995            1994             1993
Junior preferred stock
Balance at beginning and end
 of year                          $     4,000     $     4,000     $     4,000

Common stock
Balance at beginning of year           11,000          11,000          10,000
Issuance of common stock
 (1994-13,315 shares;
 1993-86,691 shares)                                       -0-          1,000
Balance at end of year                 11,000          11,000          11,000

Additional paid-in capital
Balance at beginning of year        4,006,000       3,993,000       3,907,000
Issuance of common stock                               13,000          86,000
Balance at end of year              4,006,000       4,006,000       3,993,000

Retained earnings
Balance at beginning of year        6,485,000       5,070,000       5,496,000
Net earnings (loss)                 3,403,000       1,615,000        (226,000)
Cash dividends on junior
 preferred stock
 ($0.50 per share)                   (200,000)      (200,000)        (200,000)
Balance at end of year              9,688,000      6,485,000        5,070,000

Accumulated translation adjustments
Balance at beginning of year         (128,000)       (92,000)         (10,000)
Sale of foreign subsidiary            128,000
Equity adjustment from foreign
 currency translation                                (36,000)         (82,000)
Balance at end of year                     -0-      (128,000)         (92,000)

Deficit arising from restructuring
 transactions
Balance at beginning and end
 of year                          (14,108,000)   (14,108,000)     (14,108,000)
Stockholders' equity (deficit)
 at end of year                  $   (399,000)   $(3,730,000)     $(5,122,000)

( ) Denotes deduction.

See accompanying notes to consolidated financial statements.

               Harrow Industries, Inc. and Subsidiaries

                Consolidated Statements of Operations


                                             Fiscal year ended
                                December 3,      November 27,     November 28,
                                   1995             1994              1993
Net sales                      $134,657,000     $139,393,000     $128,823,000
Cost of products sold            85,681,000       93,076,000       87,034,000
Gross margin                     48,976,000       46,317,000       41,789,000

Selling, administrative and
  general expenses               37,987,000       37,558,000       35,153,000
Operating income                 10,989,000        8,759,000        6,636,000

Other expenses (income):
 Interest expense                 6,617,000        6,313,000        6,488,000
 Interest income                    (20,000)         (66,000)         (92,000)
 Other                             (203,000)         (79,000)          58,000
                                  6,394,000        6,168,000        6,454,000
Earnings before income taxes      4,595,000        2,591,000          182,000

Income taxes                      1,192,000          976,000          408,000
Net earnings (loss)            $  3,403,000     $  1,615,000       $ (226,000)

Earnings (loss) attributable
 to common stock               $  3,203,000     $  1,415,000       $ (426,000)

Net earnings (loss) per share         $2.91            $1.29           $(0.41)


  See accompanying notes to consolidated financial statements.

               Harrow Industries, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows


                                             Fiscal year ended
                                 December 3,     November 27,     November 28,
                                    1995            1994              1993
Operating activities
Net earnings (loss)              $  3,403,000    $  1,615,000     $  (226,000)
Adjustments necessary to
 reconcile net earnings (loss)
 to net cash provided by
 operating activities:
   Depreciation and amortization    3,437,000       3,449,000       3,581,000
   Pension income                    (590,000)       (684,000)       (779,000)
    Deferred income taxes (credit)   (799,000)        172,000         296,000
    Other                            (278,000)        206,000         170,000
    Changes in operating assets
     and liabilities:
       Accounts receivable           (974,000)     (1,233,000)     (1,105,000)
       Inventories                   (995,000)     (1,686,000)      1,961,000
       Other current assets          (290,000)        295,000        (364,000)
       Accounts payable             2,725,000         480,000         838,000
       Other accrued expenses         727,000         635,000         106,000
    Net cash provided by operating
     activities                     6,366,000       3,249,000       4,478,000

Investing activities
Additions to property, plant
 and equipment                     (3,612,000)     (4,261,000)     (2,050,000)
Purchase of business, less
 cash acquired                     (9,556,000)
Sale of business                    5,351,000
Other                                  53,000        (172,000)        227,000
Net cash used in investing
 activities                        (7,764,000)     (4,433,000)     (1,823,000)

Financing activities
Proceeds from long-term
 borrowings                        12,442,000       3,402,000       3,954,000
Payments of long-term debt        (11,087,000)     (3,402,000)     (4,989,000)
Cash dividends on preferred
 stock                               (200,000)       (200,000)       (200,000)
Issuance of common stock                               13,000          87,000
Net cash provided by (used in)
 financing activities               1,155,000        (187,000)     (1,148,000)

Effect of foreign exchange rate
 changes                                              (13,000)        (55,000)
Increase (decrease) in cash and
 cash equivalents                    (243,000)     (1,384,000)      1,452,000

Cash and cash equivalents at
 beginning of year                    919,000       2,303,000         851,000
Cash and cash equivalents at end
 of year                           $  676,000       $ 919,000     $ 2,303,000

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

                Harrow Industries, Inc. and Subsidiaries

               Notes to Consolidated Financial Statements

           December 3, 1995, November 27, 1994 and November 28, 1993


Note A-Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harrow Industries, Inc. (the Company) and its wholly owned subsidiaries. Upon consolidation, all intercompany accounts, transactions and profits are eliminated.

Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Sunday nearest the end of November. Fiscal 1995 includes 53 weeks and fiscal 1994 and 1993 include 52 weeks.

Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts due from banks that mature within 90 days of purchase.

Inventories

The majority of inventories are stated at the lower of last-in, first-out
(LIFO) cost or market (see Note D). The remainder of inventories are valued using the lower of first-in, first-out (FIFO) cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded on the basis of cost and include expenditures for new facilities, major renewals and betterments. Normal repairs and maintenance are expensed as incurred.

Depreciation of plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets.

                     Harrow Industries, Inc. and Subsidiaries

Note A-Summary of Significant Accounting Policies (continued)

Amortization of Intangible Assets

Goodwill (the excess of purchase price over net tangible assets of businesses acquired) is amortized principally over 20 years using the straight-line method. Deferred loan issue costs are amortized using the effective interest method. Other intangible assets are amortized over periods ranging from 5 to 17 years using the straight-line method.

Income Taxes

The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

Earnings Per Share

Earnings per share are computed based on the weighted average number of shares of common stock outstanding. Net earnings are reduced in the computation by preferred stock dividend requirements.

Note B-Business Acquisition

Effective as of the beginning of fiscal 1995, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a net cash purchase price including related acquisition expenses of $9,556,000. RSI manufactures and markets biometric identification devices based on the measurement of three-dimensional hand geometry and had net sales of $3,300,000 in 1994. The acquisition, which was accounted for under the purchase method, was financed principally through borrowings under the Company's revolving credit facility (see Note F). Goodwill and other intangible assets recognized in the transaction totaled $9,734,000. Pro forma consolidated net earnings for 1994, assuming the acquisition had occurred as of the beginning of the fiscal year, would have been $1,450,000 ($1.14 per share).

                 Harrow Industries, Inc. and Subsidiaries

Note C-Sale of Business

On February 6, 1995, the Company completed the sale of the net assets of its Leigh business - consisting of the Leigh Products Division in Coopersville, Michigan and a Canadian subsidiary, Leigh Metal Products, Ltd. - to Milcor Limited Partnership for net cash proceeds of $5,351,000. Leigh manufactures specialty sheet metal products for the home remodeling, do-it-yourself and new residential construction markets. Consolidated net sales include $24,304,000 in 1994 and $26,218,000 in 1993 related to the Leigh business. Operating income of the Leigh business was not significant in either year. Results of operations of the Leigh business for the 1995 period prior to the sale are included as part of the $270,000 gain recognized on the sale.

Note D-Inventories

Inventories of $9,981,000 at December 3, 1995 and $11,247,000 at November 27, 1994 are stated at cost, determined by the LIFO method. If the FIFO method had been used, the amounts would have been $3,040,000 and $4,122,000 higher than reported at December 3, 1995 and November 27, 1994, respectively.

Reductions in inventory quantities during 1993 resulted in the liquidation of LIFO inventory layers carried at costs prevailing in prior years that were lower than current costs. The effect of these reductions was to reduce the net loss in 1993 by $330,000 ($0.32 per share).

Note E-Intangible Assets

Intangible assets consist of the following at December 3, 1995 and November 27, 1994:

                                                           Accumulated
                                  Cost                     Amortization
                            1995          1994         1995          1994
Goodwill                    $11,784,000   $3,950,000   $1,280,000    $ 985,000
Patents                       2,176,000      276,000      353,000      155,000
Deferred loan issue costs     3,145,000    3,141,000    2,179,000    1,953,000
Other                         2,584,000    2,560,000    1,985,000    1,892,000
                            $19,689,000   $9,927,000   $5,797,000   $4,985,000

                     Harrow Industries, Inc. and Subsidiaries

Note F-Long-Term Debt


Long-term debt consists of the following obligations:

                                                December 3,       November 27,
                                                  1995               1994
Senior subordinated debentures,
  less unaccreted discount                      $37,975,000       $38,005,000
Junior subordinated debentures                    7,000,000         7,000,000
Revolving credit obligation                       1,390,000
                                                $46,365,000       $45,005,000

The senior subordinated debentures are in the principal amount of $37,995,000, bear interest at 12.375% and mature on April 15, 2002. The debentures may be redeemed at the option of the Company, in whole or in part, at any time at par plus accrued interest to the date of redemption. The debentures require annual sinking fund payments of $6,500,000. Sinking fund payments may be deferred to the extent that debentures purchased on the open market are tendered for cancellation. As a result of the repurchase of debentures principally in 1990 and 1991, no principal maturities are due until 1999, when a net amount of $5,495,000 is due. The indenture governing the debentures restricts, among other things, the incurrence of additional senior indebtedness by both the Company and its subsidiaries, the sale of substantially all assets to another corporation, and the payment of dividends on common stock and the redemption of capital stock or junior subordinated debentures until such time as consolidated stockholders' equity exceeds $1,000,000.

The junior subordinated debentures, due July 15, 2002, are subordinated, in right of payment of principal and interest, to the senior subordinated debentures and bear interest at 14%. The related debenture prohibits the redemption of capital stock.

                   Harrow Industries, Inc. and Subsidiaries

Note F-Long-Term Debt (continued)

The revolving credit agreement allows for borrowings of up to the lesser of 85% of eligible accounts receivable (as defined) plus 50% of eligible inventory (as defined) or $20,000,000. The amount available is subject to various reserve requirements, as established by the lender. As of December 3, 1995, the available unused credit under the agreement approximated $12,200,000. Borrowings under the agreement are due on April 17, 1997, bear interest at the lender's prime rate (8.75% at December 3, 1995) plus 1.625% and are collateralized by accounts receivable, inventories, general intangible assets and certain real estate. The Company is required to pay an annual fee equal to 0.5% of the total unused credit available under the agreement. At the expiration date of the agreement, the Company and the lender may agree to extend the agreement for successive one-year terms. The terms of the credit agreement require the Company, among other things, to maintain certain financial ratios and minimum levels of working capital, cash flow and tangible net worth. The agreement also restricts the Company's ability to merge or consolidate, issue additional debt or purchase its common stock. In addition, the agreement restricts leases, acquisitions, dispositions and capital expenditures.

Note G-Leases

Certain office, warehouse and showroom space, machinery, motor vehicles and data processing equipment are leased under various operating lease agreements. The Company is required to pay real estate taxes and other occupancy costs under the facility leases.

Future minimum rental payments due under noncancelable leases at December 3, 1995 are as follows: 1996-$1,441,000; 1997-$1,003,000; 1998-$642,000;
1999-$425,000; 2000-$412,000; thereafter-$1,801,000. These minimum obligations are net of the following sublease rentals related to certain dealer showrooms:
1996-$168,000; 1997-$186,000; 1998-$197,000; 1999-$212,000; 2000-$194,000;
thereafter-$865,000.

Rent expense was $2,126,000 in 1995, $2,060,000 in 1994 and $1,862,000 in
1993.  Contingent rentals were not significant in any of these years.

                     Harrow Industries, Inc. and Subsidiaries

Note H-Pension Plan

The Company has a noncontributory, defined benefit pension plan covering substantially all of its employees. The plan provides benefits that are based on the employee's years of service and final average earnings (as defined). The Company intends to annually contribute amounts deemed necessary, if any, to maintain the plan on a sound actuarial basis.

The following summarizes the status of the Company's pension assets and related obligations:

                                             December 3,         November 27,
                                                1995                 1994
Pension assets at fair value                 $35,504,000         $30,612,000
Actuarial present value of accumulated
 plan benefits:
  Vested                                      22,511,000          17,027,000
  Nonvested                                      617,000             572,000
                                              23,128,000          17,599,000
Effect of estimated future increases
 in compensation                               4,473,000           4,103,000
Projected benefit obligation on service
 rendered to date                             27,601,000          21,702,000
Net pension assets                          $  7,903,000        $  8,910,000

Components of net pension assets:
  Prepaid pension costs recognized in
   other assets                             $  6,875,000        $  5,623,000
  Unrecognized amounts, net of amortization:
    Transition assets                          2,217,000           2,741,000
    Prior service costs                          (74,000)           (168,000)
    Net actuarial gains (losses)              (1,115,000)            714,000
                                            $  7,903,000        $  8,910,000

The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at December 3, 1995 and 8.75% at November 27, 1994. The assumed rate of increase in future compensation used in the computations was 4% at December 3, 1995 and 4.5% at November 27, 1994. These changes and the adoption of updated mortality tables increased the projected benefit obligation at December 3, 1995 by approximately $4,700,000.

                 Harrow Industries, Inc. and Subsidiaries

Note H-Pension Plan (continued)

At December 3, 1995, plan assets were invested in equity securities (58%), fixed income funds (32%), real estate investments (8%) and cash and cash equivalents (2%). The expected long-term return on pension assets was 9.5% for 1993 through 1995.

The following is a summary of net pension income recognized by the Company:

                                      1995         1994          1993
Service cost pertaining to
 benefits earned during the year      $  840,000   $  969,000    $  753,000
Interest cost on projected benefit
 obligation                            1,832,000    1,694,000     1,601,000
Actual net investment income          (6,704,000)    (334,000)   (3,454,000)
Net amortization and deferral          3,442,000   (3,013,000)      321,000
Net pension income                   $  (590,000)  $ (684,000)   $ (779,000)

The Company also recognized a curtailment gain of $662,000 as a result of terminating employees in connection with the sale of the Leigh business. This curtailment gain is included in the related gain on sale of the business (see Note C).

Note I-Junior Preferred Stock

The junior preferred stock is nonvoting and may be redeemed for $10 per share, at the option of the Company, at any time after the repayment of the junior subordinated debentures provided that, so long as any senior subordinated debentures are outstanding, such redemption may only be made with the proceeds received by the Company from the issuance of equity securities of the Company, from indebtedness that is junior in right ofpayment to the senior subordinated debentures or if, after giving effect to such redemptions, consolidated stockholders' equity exceeds $1,000,000. Annual noncumulative dividends on the junior preferred stock are $0.50 per share.

                    Harrow Industries, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


Note J-Income Taxes

The provisions for income taxes consist of the following:

                               1995            1994         1993
Currently payable:
 Federal                       $1,690,000      $550,000     $ 52,000
 State                            240,000       165,000       60,000
 Canadian                          61,000        89,000
                                1,991,000       804,000      112,000
Deferred (credit):
 Federal                         (748,000)      400,000      220,000
 State                              6,000         6,000       76,000
 Canadian                         (57,000)     (234,000)
                                 (799,000)      172,000      296,000
                               $1,192,000      $976,000     $408,000

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to earnings before income taxes is as follows:

                                    1995          1994           1993
Income taxes at statutory rate      $1,562,000    $881,000       $  62,000
State income taxes, net of
  federal income tax reduction         162,000     113,000          89,000
Excess basis in stock of
  Canadian subsidiary sold            (292,000)
Foreign tax credits realized          (104,000)
Unrecognized income tax benefits of
  foreign net operating loss                       18,000          232,000
Differences between Canadian and
  federal statutory income tax
  rates                                                            (49,000)
Nondeductible goodwill amortization   100,000      53,000           54,000
Elimination of excess taxes
  provided in prior years            (205,000)   (108,000)
Other                                 (31,000)     19,000           20,000
                                   $1,192,000    $976,000         $408,000

                 Harrow Industries, Inc. and Subsidiaries

Note J-Income Taxes (continued)

Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                     December 3,           November 27,
                                        1995                  1994
Deferred income tax liabilities:
  Excess tax depreciation            $2,595,000            $2,532,000
  Prepaid pension costs               2,564,000             2,098,000
  Patents                               637,000
  Other                                 138,000               615,000
Total deferred income tax
 liabilities                          5,934,000             5,245,000

Deferred income tax assets:
  Accounts receivable and inventory
    valuation allowances                687,000              592,000
  Accrued liabilities                 1,134,000              423,000
  Deferred compensation accruals        288,000              298,000
  Foreign tax credit carryforwards      818,000            1,142,000
  Foreign net operating loss
   carryforward                                              220,000
  Other                                  75,000              182,000
Total deferred income tax assets      3,002,000            2,857,000

Valuation allowance for deferred
 income tax assets                     (818,000)          (1,401,000)
Net deferred income tax assets        2,184,000            1,456,000
Net deferred income tax liabilities  $3,750,000           $3,789,000

At December 3, 1995, the Company has foreign tax credit carryforwards of $818,000 that are available to reduce U.S. income taxes on certain foreign source income through 2000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred income tax asset related to this carryforward, due to the uncertainty of the Company's ability to realize benefits in the future.

                    Harrow Industries, Inc. and Subsidiaries

Note K-Contingencies

The Company is involved in proceedings with respect to environmental matters including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition or competitive position of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.

Note L-Restructuring Transactions

In connection with a series of mutually dependent transactions completed in 1987 to acquire the common stock of Harrow Corporation, a subsidiary of the Company was merged with and into Harrow Corporation. As a result of the merger, the existing stockholders of Harrow Corporation received cash and equity securities that exceeded the book value of their interest in its net assets by $14,108,000. This excess is reflected as a reduction of stockholders' equity in the consolidated balance sheets. The consolidated financial statements of the Company have been prepared on a historical cost basis.

                   Harrow Industries, Inc. and Subsidiaries

Note M-Quarterly Results of Operations (unaudited)

The following is a tabulation of the quarterly results of operations:

                                               Fiscal year ended
                                       December 3,            November 27,
                                          1995                   1994
Net sales
  First quarter                        $  32,370,000          $  31,439,000
  Second quarter                          33,517,000             36,042,000
  Third quarter                           31,641,000             35,824,000
  Fourth quarter                          37,129,000             36,088,000
                                        $134,657,000           $139,393,000
Gross margin
  First quarter                        $  11,052,000          $   9,972,000
  Second quarter                          12,216,000             12,042,000
  Third quarter                           12,040,000             12,115,000
  Fourth quarter                          13,668,000             12,188,000
                                       $  48,976,000          $  46,317,000

Net earnings (loss)
  First quarter                        $   1,136,000          $    (331,000)
  Second quarter                             760,000                303,000
  Third quarter                              673,000                484,000
  Fourth quarter                             834,000              1,159,000
                                       $   3,403,000          $   1,615,000
Net earnings (loss) per share
  First quarter                        $        0.99          $       (0.35)
  Second quarter                                0.64                   0.23
  Third quarter                                 0.57                   0.39
  Fourth quarter                                0.71                   1.02
                                       $        2.91          $        1.29

The fourth quarter of fiscal 1995 includes 14 weeks. All other quarters were 13-week periods.

                    Harrow Industries, Inc. and Subsidiaries

Note M-Quarterly Results of Operations (unaudited) (continued)

The first quarter of fiscal 1995 included an estimated gain of $800,000 on the sale of the Leigh business (see Note C), which was subsequently adjusted downward by $300,000 in the third quarter and $230,000 in the fourth quarter. The fourth quarter of fiscal 1995 also includes a charge of $1,000,000 to provide for estimated postemployment benefits and certain other costs related to the Company's former chairman and its president and chief executive officer. Adjustments to the provisions for income taxes increased fourth quarter net earnings by $100,000 in 1995 and $150,000 in 1994.

Note N-Industry Segments

The Company operates in two segments consisting of (1) consumer products and
(2) commercial and industrial products.

Consumer Products Group

Principal products include a variety of consumer hardware, pruning shears, custom kitchen and other cabinetry, and water source heat pumps. Prior to the sale of the Leigh business as of the beginning of fiscal 1995 (see Note C), this segment also included registers, rents, grilles and other air control products. Consumer products are marketed through hardware chains and home improvement centers, dealers and other retailers who serve the residential construction and remodeling markets.

Commercial and Industrial Products Group

Principal products include architectural and commercial hardware, biometric identification devices, electronic and electromagnetic security systems, and professional pruning tools for the citrus, grape and avocado industries. Hardware and security devices are marketed through a variety of channels to builders and contractors who serve the industrial and commercial construction markets. Biometric identification devices are sold through a network of independent sales representatives to governmental and commercial customers for use in access control, time and attendance, and personal identification applications. Pruning equipment is sold directly as well as through manufacturer's representatives.

                   Harrow Industries, Inc. and Subsidiaries

Note N-Industry Segments (continued)

The following is a summary of sales and operating income by industry segment:

                                  1995            1994             1993
Sales to unaffiliated customers:
  Consumer products               $82,211,000     $95,892,000      $90,596,000
  Commercial and industrial
   products                        52,446,000      43,501,000       38,227,000
                                 $134,657,000    $139,393,000     $128,823,000

Operating income:
  Consumer products              $  7,840,000    $  6,222,000     $  5,424,000
  Commercial and industrial
   products                         9,637,000       7,627,000        5,385,000
                                   17,477,000      13,849,000       10,809,000

Corporate:
  Interest expense                 (6,617,000)     (6,313,000)      (6,488,000)
  Interest income                      20,000          66,000           92,000
  Nonoperating income (expense)       203,000          79,000          (58,000)
  General expenses                 (6,488,000)     (5,090,000)      (4,173,000)
  Earnings before income taxes      4,595,000       2,591,000          182,000

Income taxes                        1,192,000         976,000          408,000
Net earnings (loss)              $  3,403,000     $ 1,615,000     $   (226,000)

                  Harrow Industries, Inc. and Subsidiaries

Note N-Industry Segments (continued)

Other industry segment information is as follows:

                                    1995           1994           1993
Identifiable assets:
  Consumer products                 $31,291,000    $35,670,000    $35,001,000
  Commercial and industrial
   products                          26,474,000     15,967,000     14,049,000
  Corporate                          11,224,000      9,741,000      9,572,000
                                    $68,989,000    $61,378,000    $58,622,000
Depreciation and amortization:
  Consumer products                 $ 1,695,000    $ 1,940,000    $ 2,012,000
  Commercial and industrial
   products                           1,426,000      1,073,000      1,120,000
  Corporate                             316,000        436,000        449,000
                                    $ 3,437,000    $ 3,449,000    $ 3,581,000
Capital additions:
  Consumer products                 $ 2,228,000    $ 3,029,000    $ 1,229,000
  Commercial and industrial
   products                           1,276,000      1,214,000        802,000
  Corporate                             108,000         18,000         19,000
                                    $ 3,612,000    $ 4,261,000    $ 2,050,000


Corporate assets include cash and cash equivalents, refundable and deferred income taxes, prepaid pension costs, deferred loan issue expenses and other general corporate assets.

Intersegment sales and export sales are not significant for the fiscal years presented. No single customer accounts for more than 10% of the consolidated net sales.

Note O-Other Cash Flow Information

The following is a summary of other cash flow information:

                               1995           1994          1993
Interest payments              $6,320,000     $6,000,000    $6,179,000
Income tax payments             1,798,000        525,000       117,000

                Harrow Industries, Inc. and Subsidiaries

             Schedule II-Valuation and Qualifying Accounts


Column A         Column B          Column C            Column D      Column E
                                   Additions
                                   (1)        (2)
                              Charged to   Charged
                 Balance at   Costs and    to Other    Deductions-   Balance
Description      Beginning    Expenses     Accounts-   Describe      at End of
                 of Period                 Describe                  Period
Fiscal year
 ended
 December 3,
 1995:
  Allowance for
   doubtful
   accounts      $674,000     $381,000                 $231,000 (A)   $824,000
  Allowance for
   excess and
   obsolete
   inventory      576,000      253,000                  169,000 (B)    660,000

Fiscal year
 ended
 November 27,
 1994:
  Allowance for
   doubtful
   accounts       566,000      265,000                  157,000 (A)    674,000
  Allowance for
   excess and
   obsolete
   inventory      863,000      429,000                  716,000 (B)    576,000

Fiscal year
 ended
 November 28,
 1993:
  Allowance for
   doubtful
   accounts       518,000      144,000                   96,000 (A)    566,000
  Allowance for
   excess and
   obsolete
   inventory      817,000      418,000                  372,000 (B)    863,000

  A-Accounts charged off, net of recoveries.

  B-Excess and obsolete inventory disposed of.

                           SIGNATURES


          Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ___th day of February, 1996.

                                   HARROW INDUSTRIES, INC.
                                        (Registrant)


                                   By   s/Dudley C. Mecum
                                        Dudley C. Mecum
                                        Chairman of the Board


          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on the ___th day of February, 1996:

          Signature                          Title


     s/Dudley C. Mecum                       Chairman of the Board
     Dudley C. Mecum                         (Chief Executive Officer)


     s/John S. Hogan                         Treasurer
     John S. Hogan                           (Chief Financial Officer)


     s/Gary L. Humphreys                     Controller
     Gary L. Humphreys                       (Chief Accounting Officer)


                                             Director
     W. Lawrence Banks


     s/David H. Benson                       Director
     David H. Benson


     s/Donald G. Calder                      Director
     Donald G. Calder

                                             Director
     Axel C. May


     s/George F. Ohrstrom                    Director
     George F. Ohrstrom


                                             Director
     George L. Ohrstrom, Jr.


     s/Eriberto R. Scocimara                 Director
     Eriberto R. Scocimara


     s/Georg Graf Schall-Riacour             Director
     Georg Graf Schall-Riacour

                          Exhibit Index

                                                                       Page
     *3.1  Certificate of Incorporation

    **3.2  By laws

    **4.1  Indenture with United States Trust Company of New York

  ****4.2  Loan and Security Agreement with Barclays Business
           Credit, Inc.

   **10.1  Securities Purchase Agreement

 ****10.3  Harrow Industries, Inc. Executive/Middle Management
           Performance Plan

   **10.4  Harrow Products, Inc. Retirement Plan

   **10.6  Deferred Compensation Agreement between Harrow
           Products, Inc. and Stanley B. O'Kane

  ***10.7  Employment Agreement with Larry L. Adams

     11    Computation of earnings per share

     12    Computation of ratio of earnings to fixed charges

     22    List of Subsidiaries

   *Incorporated herein by reference to Form 10-K for year ended
    November 27, 1987.

  **Incorporated herein by reference to Harrow Industries, Inc.
    Registration Statement (No. 33-12266) on Form S-1 filed April 16, 1987.

 ***Incorporated herein by reference to Form 10-K for the fiscal year ended December 2, 1990.

****Incorporated herein by reference to Form 10-K for the fiscal year ended December 1, 1991.


                 Harrow Industries, Inc. and Subsidiaries

       Exhibit 11--Statement Regarding Computation of Per Share Earnings



                                                 Fiscal year ended
                                December 3,       November 27,    November 28,
                                  1995               1994             1993
Primary and fully diluted
Weighted average shares
 outstanding                    1,100,000         1,096,671       1,043,340


Net earnings (loss)            $3,403,000        $1,615,000       ($226,000)
Preferred stock dividend
 requirements                    (200,000)         (200,000)       (200,000)
Total                          $3,203,000        $1,415,000       ($426,000)

Per share amount                    $2.91             $1.29          ($0.41)

                 Harrow Industries, Inc. and Subsidiaries

      Exhibit 12--Statement Regarding Computation of Ratio of Earnings
                           to Fixed Charges

                                         Fiscal year ended
               December 3, November 27,  November 28,  November 29, December 1,
                  1995       1994            1993          1992        1991
Earnings (loss)
 before income
 taxes and
 extraordinary
 item           $4,595,000   $2,591,000     $182,000     $473,000  ($1,137,000)*

Fixed charges:
 Interest
  expense        6,391,000    5,980,000    6,145,000    6,438,000    7,196,000
 Amortization
  of deferred
  financing
  costs            226,000      333,000      343,000      350,000      307,000
Interest
 portion of
 rental
 expense           709,000      687,000      621,000      573,000      547,000
Total fixed
 charges         7,326,000    7,000,000    7,109,000    7,361,000    8,050,000
Earnings       $11,921,000   $9,591,000   $7,291,000   $7,834,000   $6,913,000

Ratio of
 earnings to
 fixed charges       1.63x       1.37x        1.03x        1.06x         0.86x


*Excludes pretax gain from early extinguishment of debt of $4,797,000 in fiscal 1991.

                 Harrow Industries, Inc. and Subsidiaries

                              Exhibit 22



            Name                                  Jurisdiction

 Harrow Products, Inc.                          Delaware
 Harrow Corporation                             Delaware
 Harrow Products, Inc. (Delaware)               Delaware
 The Harrow Group International, Inc.           U.S. Virgin Islands
 Harrow Real Estate, Inc.                       Delaware