Form 10-Q
period 1996-03-03
HARROW INDUSTRIES INC
filed 1996-04-11
CIK 811081

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the first thirteen week accounting               Commission File
period ended March 3, 1996                           Number 1-9440


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

                           Yes    X          No


The Company has 1,100,000 shares of common stock, par value $.01 a share, issued and outstanding as of April 11, 1996.

                        PART I FINANCIAL INFORMATION

                    Harrow Industries, Inc. and Subsidiaries

                     Consolidated Condensed Balance Sheets


                                                   March 3,    December 3,
                                                    1996           1995
                                                 (Unaudited)    (Audited)
                                                  (Thousands of dollars)
ASSETS

Current assets:
 Cash and cash equivalents                        $    722       $    676
 Accounts receivable, less allowances
  (1996--$870; 1995--$824)                          21,198         16,453
 Inventories:
  Finished products                                  4,263          3,524
  Work-in-process                                    5,594          3,956
  Raw materials                                      2,765          2,926
                                                    12,622         10,406
 Other current assets                                2,897          2,621
Total current assets                                37,439         30,156

Property, plant and equipment:
 Cost                                               39,854         39,230
 Accumulated depreciation                          (22,409)       (21,662)
                                                    17,445         17,568

Other assets:
 Intangible assets, less accumulated
  amortization (1996--$6,072; 1995--$5,797)         13,618         13,892
 Prepaid pension costs                               7,031          6,875
 Other                                                 497            498
                                                    21,146         21,265

                                                   $76,030        $68,989




                                                   March 3,     December 3,
                                                     1996          1995
                                                 (Unaudited)     (Audited)
                                                   (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses            $18,845        $16,878

Long-term debt                                     50,679         46,365

Other noncurrent liabilities                        6,146          6,145


Stockholders' equity (deficit):
 Junior preferred stock,
  par value $.01 a share--470,000 shares
  authorized, 399,964 shares issued
  and outstanding                                       4             4
 Common stock, par value $.01 a share--
  1,100,000 shares authorized,
  issued and outstanding                               11            11
 Additional paid-in capital                         4,006         4,006
 Retained earnings                                 10,447         9,688
 Deficit arising from restructuring
  transactions (deduct)                           (14,108)      (14,108)
                                                      360          (399)

                                                  $76,030       $68,989

See accompanying notes to consolidated condensed financial statements.

                 Harrow Industries, Inc. and Subsidiaries

         Consolidated Condensed Statements of Operations (Unaudited)



                                                  Thirteen weeks ended
                                                March 3,        February 26,
                                                  1996             1995
                                                  (Thousands of dollars,
                                                   except per share data)

Net sales                                       $38,124         $32,370
Cost of products sold                            24,853          21,318
Gross margin                                     13,271          11,052

Selling, administrative and general expenses     10,374           8,863
Operating income                                  2,897           2,189

Other expense (income):
 Interest expense                                 1,611           1,685
 Other                                               (3)           (820)
                                                  1,608             865
Earnings before income taxes                      1,289           1,324

Income taxes                                        530             188

Net earnings                                  $     759        $  1,136

Net earnings per share                        $     .64        $    .99


See accompanying notes to consolidated condensed financial statements.

                Harrow Industries, Inc. and Subsidiaries

         Consolidated Condensed Statements of Cash Flows (Unaudited)



                                                 Thirteen weeks ended
                                                 March 3,      February 26,
                                                  1996             1995
                                                  (Thousands of dollars)
OPERATING ACTIVITIES
Net earnings                                      $   759       $ 1,136
Adjustments necessary to reconcile
 net earnings to net cash
 used in operating activities:
  Depreciation and amortization                     1,038           935
  Gain on sale of business                                         (800)
  Other                                               (76)         (369)
  Changes in operating assets and liabilities:
   Accounts receivable                             (4,745)       (2,484)
  Inventories                                      (2,216)       (1,442)
  Other current assets                               (351)         (666)
  Accounts payable and accrued expenses             1,967         1,586
Net cash used in operating activities              (3,624)       (2,104)

INVESTING ACTIVITIES
Additions to property, plant and equipment           (643)         (645)
Purchase of business                                             (9,556)
Proceeds from sale of business                                    5,998
Other                                                              (274)
Net cash used in investing activities                (643)       (4,477)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                  4,313        12,442
Payments of long-term debt                                       (6,487)
Net cash provided by financing activities           4,313         5,955
Increase (decrease) in cash and cash equivalents       46          (626)

Cash and cash equivalents at beginning of year        676           919

Cash and cash equivalents at end of period         $  722       $   293


(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                  March 3, 1996

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

Note B - Purchase of Business

On January 4, 1995, pursuant to a definitive purchase agreement entered into on November 30, 1994, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9,556,000. RSI manufactures and markets biometric identifi-cation devices and had net sales of $3,300,000 in 1994. Operating results of RSI are included in the Company's consolidated results beginning
December 1, 1994. Goodwill and other intangible assets recognized in connection with the purchase approximated $9,734,000.

Note C - Sale of Business

On February 6, 1995, the Company completed the sale of substantially all of the net assets of its Leigh Products Division and all of the capital stock of its Canadian subsidiary, Leigh Metal Products, Ltd. Results of operations of the Leigh businesses for the 1995 period prior to the sale are included in other income as a part of the gain of $800,000 recognized in the first quarter of 1995. This gain was revised downward to $270,000 in subsequent quarters of fiscal 1995.



                   Harrow Industries, Inc. and Subsidiaries

         Notes to Consolidated Condensed Financial Statements (continued)

                                 March 3, 1996

Note D - Net Earnings Per Share

A summary of the computation of net earnings per share is as follows:

                                            Thirteen weeks ended
                                           March 3,     February 26,
                                            1996            1995
                                      (Thousands of dollars, except shares
                                      shares outstanding and per share data)
Weighted average shares outstanding    1,100,000         1,100,000

Net earnings                               $ 759            $1,136
Dividend requirements of junior
 preferred stock                             (50)              (50)

Net earnings applicable to
  common stock                             $ 709            $1,086

Net earnings per share                     $ .64            $ . 99


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's cash requirements relate primarily to the seasonal financing of working capital, purchase of property, plant and equipment, business acquisition opportunities, servicing outstanding debt and cash dividends. Cash provided by operating activities continues to be the major source of the Company's funds and is expected to satisfy a substantial portion of future cash needs. These funds have been augmented by long-term borrowings under a revolving credit agreement.

     Cash used in operating activities totaled $3.6 million in the 1996 period as compared to $2.1 million in the 1995 period. The use of cash during the first quarter of both fiscal 1996 and 1995 results from increases in accounts receivable and inventories and follows the normal seasonal pattern of business activity. Accounts receivable increases are due primarily to the seasonal sales of pruning and harvesting tools and other volume increases. Inventory increases in fiscal 1996 and 1995 reflect both the higher current level of business activity and, for most operations, anticipated increases in sales during subsequent quarters. Working capital at March 3, 1996 was $18.6 million compared to $13.3 million at December 3, 1995. The Company's current ratio of 2.0 to 1 at March 3, 1996 improved from the current ratio of
1.8 to 1 at December 3, 1995.

     Capital expenditures were $643,000 in the 1996 period and $645,000 in the 1995 period. Total capital expenditures for 1996 are expected to approximate $5.0 million and will be primarily for new products, profit improvement and replacement.

    The Senior Subordinated Debentures require annual sinking fund payments; however, as a result of the repurchase of debentures in 1990 and 1991, no principal maturities are due until 1999. Under the terms of the revolving credit agreement, the Company can borrow up to $20 million. As of March 3, 1996, the balance outstanding under the agreement was $5.7 million and the available unused credit under the asset-based limitation formula approximated $12.9 million.

Results of Operations - Thirteen weeks ended March 3, 1996 compared to thirteen weeks ended February 26, 1995.

    Consolidated net sales increased by $5.7 million (17.8%) from $32.4 million in the 1995 period to $38.1 million in the 1996 period. All product lines experienced increases, however, sales for the 1996 quarter were particularly strong in pruning and harvesting tools, commercial security products and systems, and water source heat pumps. Severe winter weather in the northeast adversely affected the sales of builder and consumer hardware and custom cabinetry.

    Gross margin increased $2.2 million (20.1%) from $11.1 million in the 1995 period to $13.3 million in the 1996 period. As a percentage of net sales, gross margin improved modestly to 34.8% in the 1996 period compared to 34.1% in the 1995 period. The improvement is due primarily to a favorable product mix with higher margin product lines experiencing the largest volume increases.

     Selling, administrative and general expenses increased by $1.5 million (17.0%) from $8.9 million in the 1995 period to $10.4 million in the 1996 period. Higher commission, freight and other volume related expenses comprised a significant portion of the increase. Engineering and product development costs and an additional provision related to postemployment benefits for the Company's former president and chief executive and its former chairman also contributed to the increase. As a percentage of net sales, selling, administrative and general expenses decreased from 27.4% in the 1995 period to 27.2% in the 1996 period.

    Interest expense decreased slightly from $1.7 million in the 1995 period to $1.6 million in the 1996 period due to lower borrowings under the revolving credit agreement.

    Other income in the 1995 period included a gain of $800,000 on the sale of the Company's Leigh business. This gain was revised downward to $270,000 in subsequent quarters of fiscal 1995.

    The 1996 provision for income taxes exceeds the amount expected using the statutory rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization. The 1995 provision for income taxes is less than the expected amount due to a tax benefit from the sale of the Leigh businesses.

    Net earnings of $759,000 ($.64 per share) in the 1996 period compares to net earnings of $1.1 million ($.99 per share) in the 1995 period.

                            PART II-OTHER INFORMATION

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


                               HARROW INDUSTRIES, INC.



Date:  April 11, 1996          By: /s/ John S. Hogan
                                   John S. Hogan
                                   Vice President and Chief Financial Officer



Date:  April 11, 1996          By: /s/ Gary L. Humphreys
                                   Gary L. Humphreys
                                   Vice President, Corporate Controller and
                                   Chief Accounting Officer