Form 10-Q
period 1996-06-02
HARROW INDUSTRIES INC
filed 1996-07-11
CIK 811081

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the second thirteen week accounting             Commission File
period ended June 2, 1996                           Number   1-9440


                     HARROW INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)


                Delaware                                     52-1499045
(State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                          Identification  No.)



2627 East Beltline S.E., Grand Rapids, Michigan               49546
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


                  Yes    X          No


The Company has 1,100,000 shares of common stock, par value $.01 a share, issued and outstanding as of July 11, 1996.

                      PART I FINANCIAL INFORMATION

               Harrow Industries, Inc. and Subsidiaries

                 Consolidated Condensed Balance Sheets


                                                June 2,           December 3,
                                                 1996                1995
                                              (Unaudited)          (Audited)
                                                   (Thousands of dollars)
ASSETS

Current assets:
 Cash and cash equivalents                    $    636            $    676
 Accounts receivable, less allowances
  (1996--$903; 1995--$824)                      20,248              16,453
 Inventories:
  Finished products                              4,685               3,524
  Work-in-process                                5,427               3,956
  Raw materials                                  2,843               2,926
                                             ---------           ---------
                                                12,955              10,406
 Other current assets                            2,729               2,621
                                             ---------           ---------
Total current assets                            36,568              30,156

Property, plant and equipment:
 Cost                                           40,664              39,230
 Accumulated depreciation (deduct)             (23,164)            (21,662)
                                             ---------           ---------
                                                17,500              17,568

Other assets:
 Intangible assets, less accumulated
  amortization (1996--$6,318; 1995--$5,797)     13,372              13,892
 Prepaid pension costs                           7,235               6,875
 Other                                             257                 498
                                             ---------           ---------
                                                20,864              21,265
                                             ---------           ---------
                                               $74,932             $68,989
                                             =========           =========



                                                June 2,          December 3,
                                                 1996               1995
                                              (Unaudited)        (Audited)
                                                 (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses         $16,530            $16,878


Long-term debt                                  50,259             46,365


Other noncurrent liabilities                     6,191              6,145


Stockholders' equity (deficit):
 Junior preferred stock,
  par value $.01 a share--470,000 shares
  authorized, 399,964 shares issued
  and outstanding                                    4                  4
 Common stock, par value $.01 a share--
  1,100,000 shares authorized,
  issued and outstanding                            11                 11
 Additional paid-in capital                      4,006              4,006
 Retained earnings                              12,039              9,688
 Deficit arising from restructuring
  transactions (deduct)                        (14,108)           (14,108)
                                              --------           --------
                                                 1,952               (399)
                                              --------           --------
                                               $74,932            $68,989
                                              ========           ========

See accompanying notes to consolidated condensed financial statements.

                Harrow Industries, Inc. and Subsidiaries

      Consolidated Condensed Statements of Operations (Unaudited)


                             Thirteen weeks ended      Twenty-six weeks ended
                              June 2,     May 28,       June 2,       May 28,
                               1996        1995          1996          1995
                              (Thousands of dollars, except per share data)

Net sales                    $39,155      $33,517       $77,279       $65,887
Cost of products sold         25,111       21,301        49,964        42,619
                             -------      -------       -------       -------
Gross margin                  14,044       12,216        27,315        23,268

Selling, administrative
 and general expense           9,470        9,236        19,844        18,099
                             -------      -------       -------       -------

Operating income               4,574        2,980         7,471         5,169


Other expense (income):
 Interest expense              1,661        1,691        3,272         3,376
 Other                           (26)           5          (29)         (815)
                             -------      -------      -------       -------
                               1,635        1,696        3,243         2,561
                             -------      -------      -------       -------
Earnings before income
 taxes                         2,939        1,284        4,228         2,608

Income taxes                   1,147          524        1,677           712
                             -------      -------      -------       -------
Net earnings                 $ 1,792      $   760      $ 2,551       $ 1,896
                             =======      =======      =======       =======

Net earnings per share         $1.59        $ .64        $2.23         $1.63
                             =======      =======      =======       =======


See accompanying notes to consolidated condensed financial statements.

             Harrow Industries, Inc. and Subsidiaries

   Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                Twenty-six weeks ended
                                                 June 2,       May 28,
                                                  1996          1995
                                                (Thousands of dollars)
OPERATING ACTIVITIES
Net earnings                                    $ 2,551        $ 1,896
Adjustments necessary to reconcile
 net earnings to net cash
 used in operating activities:
  Depreciation and amortization                   2,050          1,888
  Gain on sale of business                                        (800)
  Other                                            (150)          (535)
  Changes in operating assets and liabilities:
   Accounts receivable                           (3,795)          (132)
   Inventories                                   (2,549)        (2,185)
   Other current assets                            (258)          (380)
   Accounts payable and accrued expenses           (348)           420
                                                -------        -------
Net cash provided by (used in)
 operating activities                            (2,499)           172

INVESTING ACTIVITIES
Additions to property, plant and equipment       (1,474)        (1,762)
Purchase of business                                            (9,556)
Proceeds from sale of business                                   5,998
Other                                               241           (268)
                                                -------        -------
Net cash used in investing activities            (1,233)        (5,588)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                7,310         12,442
Payments of long-term debt                       (3,418)        (7,376)
Cash dividends paid on preferred stock             (200)          (200)
                                                -------        -------
Net cash provided by financing activities         3,692          4,866
                                                -------        -------
Decrease in cash and cash equivalents               (40)          (550)

Cash and cash equivalents at beginning of year      676            919
                                                -------        -------
Cash and cash equivalents at end of period      $   636        $   369
                                                =======        =======

(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.

             Harrow Industries, Inc. and Subsidiaries

       Notes to Consolidated Condensed Financial Statements

                           June 2, 1996



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


Note B - Purchase of Business

On January 4, 1995, pursuant to a definitive purchase agreement entered into on November 30, 1994, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9,556,000. RSI manufactures and markets biometric identification devices and had net sales of $3,300,000 in 1994. Operating results ofRSI are included in the Company's consolidated results beginning December 1, 1994. Goodwill and other intangible assets recognized in connection with the purchase approximated $9,734,000.


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

               Harrow Industries, Inc. and Subsidiaries

     Notes to Consolidated Condensed Financial Statements (continued)

                            June 2, 1996


Note D - Net Earnings Per Share

A summary of the computation of net earnings per share is as follows:

                            Thirteen weeks ended      Twenty-six weeks ended
                            June 2,      May 28,      June 2,       May 28,
                             1996         1995         1996          1995
                                  (Thousands of dollars, except shares
                                    outstanding and per share data)

Weighted average
  shares outstanding       1,100,000     1,100,000     1,100,000    1,100,000

Net earnings                  $1,792        $  760        $2,551       $1,896
Dividend requirements of
  junior preferred stock         (50)          (50)         (100)        (100)
                          ----------     ---------     ---------    ---------
Net earnings applicable
 to common stock              $1,742        $  710        $2,451       $1,796
                          ==========     =========     =========    =========
Net earnings per share         $1.59          $.64         $2.23        $1.63
                               =====          ====         =====        =====

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

    Cash used in operating activities totaled $2.5 million in the 1996 year to date period as compared to $172,000 of cash provided by operations in the 1995 period. Cash provided by operating activitives, exclusive of working capital changes, increased from $2.5 million in the 1995 period to $4.5 million in 1996 due primarily to improved net earnings. Additional working capital investments approximate $7.0 million in the 1996 year to date period compared to $2.3 million in 1995. Accounts receivable increases in fiscal 1996 are primarily a result of overall sales growth, added sales of consumer pruning tools with extended payment terms and higher receivables from major custom cabinetry dealers. Inventory increases in fiscal 1996 and 1995 reflect both the higher current level of business activity and, for most operations, anticipated increases in sales during the third and fourth quarters. Working capital at June 2, 1996 was $20.0 million compared to $13.3 million at December 3, 1995. The Company's current ratio of 2.2 to 1 at June 2, 1996 improved from the current ratio of 1.8 to 1 at December 3, 1995.

    Capital expenditures were $1.5 million in the 1996 period compared to $1.8 million in the 1995 period. Total capital expenditures for 1996 are expected to approximate $5.0 million and will be primarily for plant expansion, new products, profit improvement and replacement.

    The Senior Subordinated Debentures require annual sinking fund payments; however, as a result of the repurchase of debentures in 1990 and 1991, no principal maturities are due until 1999. Under the terms of the revolving credit agreement, the Company can borrow up to $20 million. As of June 2, 1996, the balance outstanding under the agreement was $5.3 million and the available unused credit under the asset-based limitation formula approximated $12.2 million. Subsequent to the end of the second quarter, the Company utilized $7 million of the available balance under the revolving credit agreement to redeem its outstanding 14% Junior Subordinated Debentures.


Results of Operations - Thirteen weeks ended June 2, 1996 compared to thirteen weeks ended May 28, 1995.

    Consolidated net sales increased by $5.7 million (16.8%) from $33.5 million in the 1995 period to $39.2 million in the 1996 period. All product lines experienced increases, however, sales for the 1996 quarter were particularly strong in pruning and harvesting tools, commercial security products and systems, and water source heat pumps.

    Gross margin increased $1.8 million (15.0%) from $12.2 million in the 1995 period to $14.0 million in the 1996 period. As a percentage of net sales, gross margin decreased slightly from 36.4% in the 1995 period to 35.9% in the 1996 period. Modest improvements in percentage gross margins for most product lines were more than offset by increased warranty costs and labor inefficiencies at custom cabinetry operations and the effect of increased sales of lower margin consumer products.

    Selling, administrative and general expenses increased by $234,000 (2.5%) from $9.2 million in the 1995 period to $9.5 million in the 1996 period. Commissions and other volume related items increased proportionate to the sales increase. Engineering costs also increased to reflect added emphasis on new product development. These increases were reduced by $500,000 to reflect an insurance recovery of prior period environmental remediation and related costs. As a percentage of net sales, selling, administrative and general expenses decreased from 27.6% in the 1995 period to 24.2% in the 1996 period.

    Interest expense remained constant at $1.7 million in both the 1995 and 1996 periods.

    The effective income tax rate for the 1996 quarter was 39.0% compared to 40.8% for the 1995 period. These rates exceed the statutory rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

    Net earnings of $1.8 million ($1.59 per share) in the 1996 period compares to net earnings of $760,000 ($.64 per share) in the 1995 period.


Results of Operations - Twenty-six weeks ended June 2, 1996 compared to twenty-six weeks ended May 28, 1995.

    Consolidated net sales increased by $11.4 million (17.3%) from $65.9 million in the 1995 period to $77.3 million in the 1996 period. All product lines experienced increases, however, sales were particularly strong in pruning and harvesting tools, commercial security products and systems, and water source heat pumps. Severe winter weather in the northeast adversely affected the 1996 first quarter sales of builder and consumer hardware and custom cabinetry.

    Gross margin increased $4.0 million (17.4%) from $23.3 million in the 1995 period to $27.3 million in the 1996 period. As a percentage of net sales, gross margin was 35.3% in both the 1996 and 1995 periods. Modest improvements in percentage gross margins for most product lines were offset by increased warranty costs and labor inefficiencies at custom cabinetry operations.

    Selling, administrative and general expenses increased by $1.7 million (9.6%) from $18.1 million in the 1995 period to $19.8 million in the 1996 period. Higher commission and other volume related expenses comprised a significant portion of the increase. Engineering and product development costs and an additional provision related to post employment benefits for the Company's former president and chief executive and its former chairman also contributed to the increase. These increases in the 1996 period were reduced by $500,000 to reflect an insurance recovery of prior period environmental remediation and related costs. As a percentage of net sales, selling, administrative and general expenses decreased from 27.5% in the 1995 period to 25.7% in the 1996 period.

    Interest expense decreased slightly from $3.4 million in the 1995 period to $3.3 million in the 1996 period due to lower borrowings under the revolving credit agreement.

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

    Net earnings of $2.6 million ($2.23 per share) in the 1996 period compares to net earnings of $1.9 million ($1.63 per share) in the 1995 period.


                        PART II-OTHER INFORMATION

Item 5. Other Information

    James S. Dalhke was elected President and Chief Operating Officer of the Registrant effective June 17, 1996.


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

                                 HARROW INDUSTRIES, INC.



Date: July 11, 1996              By:/s/John S. Hogan
                                    John S. Hogan
                                    Vice President and Chief Financial Officer



Date: July 11, 1996              By:/s/Gary L. Humphreys
                                    Gary L. Humphreys
                                    Vice President, Corporate Controller and
                                    Chief Accounting Officer