Form 10-Q
period 1996-09-01
HARROW INDUSTRIES INC
filed 1996-10-07
CIK 811081

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the second thirteen week accounting                   Commission File
period ended September 1, 1996                            Number   1-9440


                     HARROW INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)


          Delaware                                         52-1499045
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                         Identification  No.)



2627 East Beltline S.E., Grand Rapids, Michigan                49546
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


                  Yes    X          No


The Company has 1,017,850 shares of common stock, par value $.01 a share, issued and outstanding as of October 7, 1996.

                   PART I FINANCIAL INFORMATION

             Harrow Industries, Inc. and Subsidiaries

              Consolidated Condensed Balance Sheets



                                                  September 1,   December 3,
                                                     1996           1995
                                                  (Unaudited)     (Audited)
                                                     (Thousands of dollars)
ASSETS
Current assets:
 Cash and cash equivalents                           $ 3,439     $    676
 Accounts receivable, less allowances
  (1996--$883; 1995--$824)                            18,761       16,453
 Inventories:
  Finished products                                    4,265        3,524
  Work-in-process                                      4,821        3,956
  Raw materials                                        2,581        2,926
                                                      ------       ------
                                                      11,667       10,406
 Other current assets                                  2,778        2,621
                                                      ------       ------
Total current assets                                  36,645       30,156

Property, plant and equipment:
 Cost                                                 41,367       39,230
 Accumulated depreciation (deduct)                   (23,726)     (21,662)
                                                      ------       ------
                                                      17,641       17,568

Other assets:
 Intangible assets, less accumulated
  amortization (1996--$6,732; 1995--$5,797)           13,013       13,892
 Prepaid pension costs                                 7,415        6,875
 Other                                                   267          498
                                                      ------       ------
                                                      20,695       21,265
                                                      ------       ------
                                                     $74,981      $68,989
                                                      ======       ======

                                                September 1,    December 3,
                                                    1996          1995
                                                (Unaudited)    (Audited)
                                                 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses               $17,498     $16,878

Long-term debt                                        49,138      46,365

Other noncurrent liabilities                           6,249       6,145

Stockholders' equity (deficit):
 Junior preferred stock,
  par value $.01 a share--470,000 shares
  authorized, 399,964 shares issued
  and outstanding                                          4           4
 Common stock, par value $.01 a share--
  1,100,000 shares authorized and issued
  including treasury shares                               11          11
 Additional paid-in capital                            4,006       4,006
 Retained earnings                                    13,409       9,688
 Cost of common stock held in treasury
  (82,150 shares at September 1, 1996)                (1,226)
 Deficit arising from restructuring
  transactions (deduct)                              (14,108)     (14,108)
                                                      ------       ------
                                                       2,096         (399)
                                                      ------       ------
                                                     $74,981      $68,989
                                                      ======       ======
See accompanying notes to consolidated condensed financial statements.

             Harrow Industries, Inc. and Subsidiaries

   Consolidated Condensed Statements of Operations (Unaudited)



                              Thirteen weeks ended    Thirty-nine weeks ended
                            September 1,  August 27,  September 1,   August 27,
                                1996        1995        1996          1995
                               (Thousands of dollars, except per share data)
Net sales                       $36,947     $31,641     $114,226      $97,528
Cost of products sold            22,908      19,601       72,872       62,220
                                 ------      ------      -------       ------
Gross margin                     14,039      12,040       41,354       35,308

Selling, administrative
 and general expense              9,973       9,232       29,817       27,331
                                 ------      ------      -------       ------
Operating income                  4,066       2,808       11,537        7,977

Other expense (income):
 Interest expense                 1,828       1,651        5,100        5,027
 Other                              (27)        318          (56)        (497)
                                 ------      ------      -------       ------
                                  1,801       1,969        5,044        4,530
                                 ------      ------      -------       ------
Earnings before income taxes      2,265         839        6,493        3,447

Income taxes                        895         166        2,572          879
                                 ------      ------      -------       ------
Net earnings                   $  1,370     $   673     $  3,921     $  2,568
                                 ======      ======      =======       ======
Net earnings per share            $1.22         .57        $3.45        $2.20
                                 ======      ======      =======       ======

See accompanying notes to consolidated condensed financial statements.

             Harrow Industries, Inc. and Subsidiaries

    Consolidated Condensed Statements of Cash Flows (Unaudited)



                                                    Thirty-nine weeks ended
                                                  September 1,     August 27,
                                                     1996          1995
                                                     (Thousands of dollars)
OPERATING ACTIVITIES
Net earnings                                         $ 3,921       $ 2,568
Adjustments necessary to reconcile
 net earnings to net cash
 used in operating activities:
  Depreciation and amortization                        3,195         2,812
  Gain on sale of business                                            (500)
  Other                                                 (648)         (650)
  Changes in operating assets and liabilities:
   Accounts receivable                                (2,308)        (434)
   Inventories                                        (1,261)      (1,948)
   Other current assets                                   79         (404)
   Accounts payable and accrued expenses                 620        1,989
                                                      ------       ------
Net cash provided by operating activities              3,598        3,433

INVESTING ACTIVITIES
Additions to property, plant and equipment            (2,353)      (2,447)
Purchase of business                                               (9,556)
Proceeds from sale of business                                      5,650
Other                                                    229         (261)
                                                      ------       ------
Net cash used in investing activities                 (2,124)      (6,614)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                    14,310       12,442
Payments of long-term debt                           (11,639)      (9,877)
Purchase of common stock for treasury                 (1,226)
Cash dividends paid on preferred stock                  (200)        (200)
Other                                                    (56)
                                                      ------       ------
Net cash provided by financing activities              1,289        2,365
                                                      ------       ------
Increase (decrease) in cash and cash equivalents       2,763         (816)
Cash and cash equivalents at beginning of year           676          919
                                                      ------       ------
Cash and cash equivalents at end of period           $ 3,439      $   103
                                                      ======       ======

(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.

             Harrow Industries, Inc. and Subsidiaries

       Notes to Consolidated Condensed Financial Statements

                        September 1, 1996


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


Note B - Purchase of Business


On January 4, 1995, pursuant to a definitive purchase agreement entered into on November 30, 1994, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a cash purchase price (net of cash acquired) of $9,556,000. RSI manufactures and markets biometric identification devices and had net sales of $3,300,000 in 1994. Operating results of RSI have been included in the Company's consolidated results beginning December 1, 1994. Goodwill and other intangible assets recognized in connection with the purchase approximated $9,734,000.


Note C - Sale of Business


On February 6, 1995, the Company completed the sale of substantially all of the net assets of its Leigh Products Division and all of the capital stock of its Canadian subsidiary, Leigh Metal Products, Ltd. Results of operations of the Leigh businesses for the 1995 period prior to the sale are included in other income as a part of the gain of $800,000 recognized in the first quarter of 1995. This gain was revised downward to $500,000 in the third quarter of fiscal 1995 and to $270,000 in the fourth quarter of fiscal 1995.

                 Harrow Industries, Inc. and Subsidiaries

                           September 1, 1996



Note D - Stock Repurchase Agreement


On August 28, 1996, Robert Fleming & Co. Limited ("Flemings") acquired 80,436 shares of the Company's Junior Preferred stock and 112,706 shares of its common stock from the Company's former chairman and other related parties for $2,800,000 and simultaneously entered into an agreement with the Company whereby Flemings has an option to sell such shares to the Company ("put option") and the Company has the option to acquire such shares from Flemings ("call option") under certain conditions. The call and put options are exercisable in three equal portions at prices ranging from $985,000 if exercisable prior to December 31, 1996 to $1,274,000 at December 31, 1999 when the options expire provided the Company shall have an equity of $2,275,000 at time of each exercise. The Company has interest bearing deposits of $2,800,000 with Flemings in support of the agreement. The deposits are refundable ratably as the options are exercised. W. Lawrence Banks, a director of the Company, is also a director of Flemings.


Note E - Net Earnings Per Share


A summary of the computation of net earnings per share is as follows:

                           Thirteen weeks ended      Thirty-nine weeks ended
                        September 1,   August 27,   September 1,   August 27,
                             1996         1995         1996         1995
                                (Thousands of dollars, except shares
                                    outstanding and per share data)
Weighted average
 shares outstanding          1,078,334    1,100,000    1,092,778    1,100,000

Net earnings                    $1,370      $   673       $3,921       $2,569
Dividend requirements of
  junior preferred stock           (50)         (50)        (150)        (150)
                               -------      -------      -------      -------
Net earnings applicable
  to common stock               $1,320      $   623       $3,771       $2,419
                               =======      =======      =======      =======
Net earnings per share           $1.22         $.57        $3.45        $2.20
                                 =====         ====        =====        =====


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

          The Company's cash requirements relate primarily to the financing of working capital, purchase of property, plant and equipment, business acquisition opportunities, servicing outstanding debt and cash dividends. Cash provided by operating activities continues to be the major source of the Company's funds and is expected to satisfy a substantial portion of future cash needs. These funds have been augmented by long-term borrowings under a revolving credit agreement.

          Cash provided by operating activities totaled $3.6 million in the 1996 year-to-date period as compared to $3.4 million in the 1995 period. Cash provided by operating activities, exclusive of working capital changes, increased from $4.2 million in the 1995 period to $6.5 million in 1996 due primarily to improved net earnings. Additional working capital investments approximated $2.9 million in the 1996 year-to-date period compared to $797,000 in 1995. Increases in accounts receivable and inventories during both 1994 and 1995, partially offset by related increases in accounts payable and accrued expenses, reflect a general acceleration in business activity during both years. Working capital at September 1, 1996 was $19.1 million compared to $13.3 million at December 3, 1995. The Company's current ratio of 2.1 to 1 at September 1, 1996 improved from the current ratio of 1.8 to 1 at December 3, 1995.

          Capital expenditures were $2.4 million in both the 1996 and 1995 periods. Total capital expenditures for 1996 are expected to approximate $4.6 million and will be primarily for plant expansion, new products, profit improvement and replacement.

          On June 14, 1996, the Company redeemed its 14% Junior Subordinated Debentures in the amount of $7 million from proceeds available under its revolving credit facility. Under the terms of the revolving credit agreement, which was renegotiated during the quarter, the Company can borrow up to $30 million under a formula which includes a term loan amount initially established at $15 million and reducing thereafter at a rate of $145,833 monthly plus an amount based on qualified accounts receivables and inventories. As of September 1, 1996, the balance outstanding under the agreement was $11.2 million and the available unused credit under the limitation formula approximated $7.0 million. Borrowings under the agreement are collateralized by accounts receivable, inventories, general intangible assets and certain real estate are due on August 8, 2001, and bear interest beginning on September 30, 1996 at libor (5.4% at September 1, 1996) plus a variable amount (1.5% at September 1, 1996) based upon the Company's ratio of debt to earnings. The Company is required to pay an annual fee equal to 0.375% of the total unused credit under the agreement. The agreement also provides for a standby credit facility of $15 million to finance possible future acquisitions. The Company is required to pay an annual fee equal to 0.25% of the unused credit available under this portion of the agreement.

          The Senior Subordinated Debentures require annual sinking fund payments; however, as a result of the repurchase of debentures in 1990 and 1991, no principal maturities are due until 1999. Subsequent to the end of the third quarter, the Company utilized available borrowings under its new revolving credit agreement to redeem an additional $11.8 million of Senior Subordinated Debentures which eliminated substantially all principal maturities otherwise due in 1999 and 2000.

Results of Operations - Thirteen weeks ended September 1, 1996 compared to thirteen weeks ended August 27, 1995.

          Consolidated net sales increased by $5.3 million (16.8%) from $31.6 million in the 1995 period to $36.9 million in the 1996 period. All product lines experienced increases, however, sales for the 1996 quarter were particularly strong in custom cabinetry, builder and consumer hardware, and commercial security products and systems.

          Gross margin increased $2.0 million (16.6%) from $12.0 million in the 1995 period to $14.0 million in the 1996 period. As a percentage of net sales, gross margin decreased slightly from 38.1% in the 1995 period to 38.0% in the 1996 period. Modest improvements in percentage gross margins for most product lines were offset by reduced margins on pruning and harvesting tools and biometric identification devices, and the effect of increased sales of lower margin custom cabinetry. Favorable workers compensation insurance experience adjustments benefited gross margins in both the 1996 and 1995 periods.

          Selling, administrative and general expenses increased by $741,000 (8.0%) from $9.2 million in the 1995 period to $10.0 million in the 1996 period. Commissions and other volume related items comprise a significant portion of the increase. Engineering costs also increased reflecting added emphasis on new product development. Selling, administrative and general expenses as a percentage of net sales decreased from 29.2% in the 1995 period to 27.0% in the 1996 period.

          Interest expense increased from $1.7 million in the 1995 period to $1.8 million in the 1996 period due to the write-off of unamortized deferred loan issue costs associated with debt that was either retired or refinanced during the third quarter offset partially by the effect of lower average interest rates resulting from the debt restructuring.

          Other expense in the 1995 period includes a $300,000 downward adjustment in the estimated gain of the 1995 first quarter sale of the Company's Leigh business.

          The 1996 provision for income taxes exceeded the amount expected using the statutory rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization. The 1995 provision for income taxes was less than the expected amount due to an adjustment to reduce prior years' estimated liabilities as a result of the expiration of the statute of limitations for fiscal 1991.

          Net earnings of $1.4 million ($1.22 per share) in the 1996 period compares to net earnings of $673,000 ($.57 per share) in the 1995 period.


Results of Operations - Thirty-nine weeks ended September 1, 1996 compared to thirty-nine weeks ended August 27, 1995.

          Consolidated net sales increased by $16.7 million (17.1%) from $97.5 million in the 1995 period to $114.2 million in the 1996 period. All product lines experienced increases, however, sales were particularly strong in pruning and harvesting tools, custom cabinetry, commercial security products and systems, and water source heat pumps.

          Gross margin increased $6.1 million (17.1%) from $35.3 million in the 1995 period to $41.4 million in the 1996 period. As a percentage of net sales, gross margin was 36.2% in both the 1996 and 1995 periods. Modest improvements in percentage gross margins for most product lines were offset by increased warranty costs and labor inefficiencies at custom cabinetry operations, reduced margins on biometric identification devices, and the effect of increased sales of lower margin consumer pruning tools. Favorable workers' compensation insurance experience adjustments benefited gross margins in both the 1996 and 1995 periods.

          Selling, administrative and general expenses increased by $2.5 million (9.1%) from $27.3 million in the 1995 period to $29.8 million in the 1996 period. Higher commission and other volume related expenses comprised a significant portion of the increase. Engineering and product development costs and an additional provision related to post employment benefits for the Company's former president and chief executive and its former chairman also contributed to the increase. These increases were reduced by $500,000 to reflect an insurance recovery of prior period environmental remediation and related costs. Selling, administrative and general expenses as a percentage of net sales decreased from 28.1% in the 1995 period to 26.1% in the 1996 period.

          Interest expense increased slightly from $5.0 million in the 1995 period to $5.1 million in the 1996 period due to the write-off of unamortized deferred loan issue costs associated with debt that was either retired or refinanced during the third quarter offset partially by the effect of lower average interest rates resulting from the debt restructuring.

          Other income in the 1995 period included a gain of $500,000 on the sale of the Company's Leigh business. This gain was revised downward to $270,000 in the fourth quarter of fiscal 1995.

          The 1996 provision for income taxes exceeds the amount expected using the statutory rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization. The 1995 provision for income taxes was less than the expected amount due to a tax benefit from the sale of the Leigh businesses and an adjustment to reduce prior years' estimated liabilities as a result of the expiration of the statute of limitations for fiscal 1991.

          Net earnings of $3.9 million ($3.45 per share) in the 1996 period compares to net earnings of $2.6 million ($2.20 per share) in the 1995 period.


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

                                   HARROW INDUSTRIES, INC.



Date: October 7, 1996             By: /s/ John S. Hogan
                                     John S. Hogan
                                     Vice President and Chief Financial Officer



Date: October 7, 1996             By: /s/ Gary L. Humphreys
                                      Gary L. Humphreys
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer