Form 10-K
period 1996-12-01
HARROW INDUSTRIES INC
filed 1997-02-28
CIK 811081

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 1, 1996

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


General

     Through its subsidiaries and divisions, Harrow Industries, Inc. ("Harrow", or the "Company") designs, manufactures and markets a wide variety of products primarily for the consumer, home remodeling, commercial retrofit, new residential and commercial construction, access control, and time and attendance markets. The Company's major products include professional and consumer pruning and harvesting hand tools, consumer and architectural hardware, electronic locking systems, biometric identification devices, custom residential cabinetry and water source heat pumps.

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

     Some of Harrow's operations have seasonal characteristics. This generally produces lower results in Harrow's first and third fiscal quarters than in the second and fourth quarters. Since most of its operations are driven by orders received throughout the year, backlog is not a significant factor to Harrow's overall business. The largest customer of Harrow, served by two unrelated divisions, accounts for approximately 10% of consolidated net sales. No other customer accounts for 5% or more of consolidated sales.

Segment Information

     Harrow operates in three industry segments: (1) security products, (2) hardware and tools, and (3) other building products.

     Information concerning sales, operating income, identifiable assets and certain other information by industry segment is found in Note P to the Consolidated Financial Statements.

     In accordance with management's philosophy that Harrow's operations be decentralized and its subsidiaries and divisions be granted significant autonomy, most aspects of the operations, including purchasing, engineering, manufacturing and marketing are conducted locally. Management believes that this philosophy permits its various businesses to respond more quickly to, and operate more effectively in, the markets they serve. Following is a description of the businesses operating in each of the three industry segments.

Security Products Group

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

Hardware and Tools Group

         H.B. Ives

     H.B. Ives ("Ives"), Harrow's largest operation, is headquartered in Wallingford, Connecticut with manufacturing and distribution facilities in New Haven, Connecticut and Michigan City, Indiana, and a distribution center in Los Angeles, California. A significant increase or decrease in Ives' operating performance could have a material effect on Harrow's overall performance.

     Ives manufactures a broad line of commercial and consumer hardware including entry sets, door coordinators, exterior door hardware, door stops, surface bolts, and cabinet and bath hardware. Through a separate operation, Ives also manufactures wire products and storage hooks.

     Sales to the consumer residential hardware market are direct in the case of some large customers, and through independent wholesalers to other customers who are serviced by manufacturers' representatives. Ives sells to the contractor hardware market through distributors serviced by its own sales force.

         Corona Clipper

     Corona Clipper ("Corona"), located in Corona, California, designs, manufactures and distributes pruning and harvesting tools, shears, saws and other hand-held gardening tools for homeowners and nurseries. A line of high quality professional pruning and harvesting tools is sold for agricultural applications in the grape, avocado and apple industries as well as to distributors that service professional landscapers.

     Corona sells to the retail market through a combination of in-house salespeople and manufacturers' representatives. Its customers include mass merchandisers, home improvement centers, hardware chains and various lawn and garden distributors. The professional market for pruning tools is served through a combination of in-house salespeople and manufacturers' representatives.

Other Building Products Group

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

         FHP Manufacturing

     FHP Manufacturing ("FHP"), located in Fort Lauderdale, Florida, is one of the largest manufacturers of water source heat pumps in the United States. These units are sold throughout North America under the trade name Florida Heat Pump.

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

Employees

     As of January 1, 1997, Harrow employed 1165 employees, including 923 in production (management and hourly), 105 in marketing and sales, and 137 in finance and administration. During the year, hourly production employees can increase by as many as 60 employees, depending on seasonal workloads in some Harrow plants.


ITEM 2.           PROPERTIES

     The following table sets forth the facilities of Harrow, excluding public warehouse space, by location and operation. Each location (except the facilities designated as warehouses and sales showrooms) include administrative offices:


        Location of                Owned              Leased
    Division/Subsidiary         (Square Ft.)       (Square Ft.)                   Use
Grand Rapids, MI                     --              4,264(1)       Corporate Offices.
New Haven, CT                      100,000              --          Manufacture of builder and consumer
   (H.B. Ives)                                                      hardware, warehouse and shipping facilities.
Wallingford, CT                      --             46,700(1)       Sales office and warehouse and shipping
   (H.B. Ives)                                                      facilities.
Michigan City, IN                   69,000              --          Manufacture of wire hardware,
   (H.B. Ives)                                                      warehouse and shipping facilities.
Forestville, CT                      --             30,000(1)       Manufacture of electronic locking
   (LSE)                                                            systems and accessories, warehouse and
                                                                    shipping facilities.
Goodville, PA                      174,843              --          Manufacture of custom cabinetry,
   (Rutt)                                                           warehouse and shipping facilities.
Los Angeles, CA                      --               2,668(1)      Sales showroom sublet to independent
   (Rutt)                                                           dealer.
Atlanta, GA                          --               1,958(1)      Sales showroom sublet to independent
   (Rutt)                                                           dealer.
Chicago, IL                          --               3,451(1)      Sales showroom sublet to independent
   (Rutt)                                                           dealer.
Fort Lauderdale, FL                 63,600              --          Manufacture of heat pumps, warehouse
   (FHP)                                                            and shipping facilities.



Corona, CA                          73,000              --          Manufacture of pruning tools and other
   (Corona Clipper)                                                 forged products, warehouse and shipping
                                                                    facilities.
Campbell, CA                         --              13,694(1)      Manufacture of biometric identification
   (RSI)                                                            devices, warehouse and shipping
                                                                    facilities.

(1)      Lease Terms:
         Grand Rapids, MI--Annual Rental $54,366--expiration March 31, 1997. Wallingford, CT--Annual Rental $252,180--expiration December 31, 2002. Forestville, CT--Annual Rental $183,000--expiration May 31, 2008. Los Angeles, CA--Annual Rental $72,481--expiration March 31, 2005;
                  Sub-lease Rental $72,481--expiration March 31, 2005.
         Atlanta, GA--Annual Rental $42,321--expiration April 30, 2000;
                  Sub-lease Rental $42,321--expiration April 30, 2000.
         Chicago, IL--Annual Rental $85,861--expiration November 30, 2005;
                  Sub-lease  Rental   $85,861--expiration   November  30,  2005.
         Campbell, CA--Annual Rental $128,176--expiration September 30, 1998.

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

     Provisions of $453,000 in 1996, $428,000 in 1995, and $484,000 in 1994 were recorded to cover the costs of remedial actions expected to be taken with respect to the cleanup of these sites. As of December 1, 1996, the remaining recorded liability related to these issues totaled $766,000, of which $375,000 was provided to cover estimated remediation costs of a former plant site. Annual remediation costs for this site currently approximate $75,000, and remediation is expected to be completed in as few as three years or as many as twenty years.

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

ITEM 6.           SELECTED FINANCIAL DATA

                                                   Fiscal Year Ended (1)
                                 December 1,  December 3,   November 27,  November 28,  November 29,
                                   1996         1995            1994          1993        1992
                              (Thousands of Dollars, Except Per Share Data and Ratios)
Statement of operations data:
   Net sales ...................   $ 151,747   $ 134,657    $ 139,393    $ 128,823    $ 124,679
   Net earnings (loss) .........       5,315       3,403        1,615         (226)         205
   Net earnings (loss) per
      share of common stock (2)         4.76        2.91         1.29         (.41)         .01
   Ratio of earnings to fixed
      charges (3) ..............       2.24x       1.63x        1.37x        1.03x        1.06x
Balance sheet data:
   Total assets ................   $  74,720   $  68,989    $  61,378    $  58,622    $  59,143
   Long-term debt and other
      noncurrent liabilities (4)      56,295      52,510       50,337       50,088       51,132
   Stockholders' equity
      (deficit) (5) ............         536        (399)      (3,730)      (5,122)      (4,701)

(1) Fiscal 1995 includes 53 weeks; all other fiscal years shown include 52 weeks.

(2) Earnings per share of common stock are calculated based on weighted average outstanding shares of 1,074,046 in 1996, 1,100,000 in 1995, 1,096,671 in 1994, 1,043,340 in 1993 and 999,994 in 1992.

(3) Earnings used in computing the ratio of earnings to fixed charges consist of pretax earnings before fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and the interest portion of rental expense.

(4) Includes current maturities of long-term debt, capital lease obligations and redeemable preferred and common stock.

(5) Includes the effects of the restructuring transactions which occurred in 1987, as described in Note N to the Consolidated Financial Statements.

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

     Cash provided by operating activities totaled $5.7 million in 1996 as compared to $6.4 million in 1995 and $3.2 million in 1994. Cash provided by operating activities before considering changes in working capital totaled $8.2 million in 1996, $5.2 million in 1995 and $4.8 million in 1994 reflecting a continuous improvement in net earnings. Increased investments in accounts receivable and inventories were required in each year as a result of growth in the Company's businesses. These investments were partially funded in 1996 and 1994 by related increases in accounts payable and accrued expenses. Similar increases in 1995 were more than adequate to fund the 1995 increase in accounts receivable and inventories. Working capital at December 1, 1996 was $18.6 million compared to $13.3 million at the end of fiscal 1995. The Company's current ratio of 2.0 to 1 at the end of 1996 improved slightly from 1.8 to 1 at the end of 1995.

     Capital expenditures were $3.1 million in 1996, $3.6 million in 1995 and $4.3 million in 1994. The expenditures were primarily for replacement, cost reduction and capacity expansion. Capital additions for 1997 are expected to approximate $8 million and will be primarily for capacity expansion, new products, profit improvement and replacement.

     On  June  14,  1996,  the  Company  redeemed  its 14%  Junior  Subordinated
Debentures in the amount of $7 million from proceeds available under its revolving credit facility. Under the terms of the revolving credit agreement, which was renegotiated effective July 31, 1996, the Company may borrow up to $30,000,000 under a formula which includes an amount based on qualified accounts receivable and inventories, plus a term loan amount initially established at $15,000,000. As of December 1, 1996, the available unused credit under the agreement approximated $8,100,000. The agreement also provides for a standby credit facility of $15,000,000 to finance possible future acquisitions.

     The Senior Subordinated Debentures require annual sinking fund payments; however, as a result of current and prior year repurchases of debentures, no principal maturities are due until 2001, when $6.5 million is due.

Effects of Inflation

     The Company believes inflation has not had a material overall effect on its operations during the past three years.

Results of Operations - 1996 Compared to 1995

     Consolidated net sales increased by 12.7% from $134.7 million in 1995 to $151.7 million in 1996. Net sales of the security products segment increased by 14.4% from $20.2 million in 1995 to $23.2 million in 1996 due primarily to increased sales of commercial security products. Net sales of the hardware and tools segment increased by 12.3% from $75.0 million in 1995 to $84.2 million in 1996. Both major product lines experienced sales gains, however, the percentage increase in sales of consumer, building and architectural hardware was more modest than the increase for consumer and professional pruning and harvesting tools. Net sales for the other building products segment increased by 12.5% from $39.4 million to $44.4 million in 1996. All product lines in this segment experienced sales increases although the percentage for custom cabinetry was somewhat greater than that of water source heat pumps.

     Gross margin increased from $49.0 million in 1995 to $55.6 million in 1996. As a percentage of net sales, gross margin increased from 36.4% in 1995 to 36.6% in 1996. Higher sales volume, a favorable workers compensation insurance experience adjustment, and improved manufacturing efficiencies contributed to the gross margin improvement. Offsetting these factors were lower margins on sales of certain consumer pruning tools and higher warranty costs which affected custom cabinetry gross margins.

     Selling, administrative and general expenses increased 6.4% from $38.0 million in 1995 to $40.4 million in 1996. Commission and other volume related costs comprise a significant portion of the increase. Engineering and product development costs also contributed to the increase. These increases were reduced by $500,000 to reflect an insurance recovery of prior period environmental remediation and related costs. Selling, administrative and general expenses include provisions of $1.0 million in 1995 and $500,000 in 1996 to provide for estimated postemployment benefits and certain other costs related to the Company's president and chief executive officer. As a percentage of net sales, selling, administrative and general expenses decreased from 28.2% in 1995 to 26.6% in 1996.

     Operating income increased $4.1 million from $11.0 million in 1995 to $15.1 million in 1996. Operating income as a percentage of net sales improved to 10.0% in 1996 compared to 8.2% in 1995.

     Interest expense decreased from $6.6 million in 1995 to $6.4 million in 1996 due primarily to lower average interest rates resulting from the redemption of subordinated debentures and the renegotiation of the Company's revolving credit agreement.

     A gain from the sale of the Leigh businesses of $270,000 is included in other income in 1995.

     Earnings before income taxes increased by 92.5% to $8.8 million in 1996 compared to $4.6 million in 1995 due primarily to increased sales and resulting operating income.

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

     Net earnings were $5.3 million ($4.76 per share) in 1996 compared to $3.4 million ($2.91 per share) in 1995.

Results of Operations - 1995 Compared to 1994

     The comparability of operating results is affected by the acquisition of RSI (see Note K to the consolidated financial statements) and the sale of the Leigh businesses (see Note L). Operating results of the Leigh businesses are included in consolidated results for 1994 and, except for the gain on the sale, excluded from 1995 consolidated results.

     Consolidated net sales decreased from $139.4 million in 1994 to $134.7 million in 1995. Net sales of the security products segment increased 58.3% from $12.8 million in 1994 to $20.2 million in 1995 due to increased sales of commercial security products and the addition of hand reader sales resulting from the acquisition of RSI. Net sales of the hardware and tools segment increased by 10.0% from $68.2 million in 1994 to $75.0 million in 1995. Both major product lines experience sales gains, however, the percentage increase in sales of consumer, building and architectural hardware was more modest than the increase for consumer and professional pruning tools. Net sales for the other building products segment decreased from $58.4 million to $39.4 million. Net sales of continuing product lines (excluding air control and other products related to the Leigh businesses from 1994 amounts) increased by $5.2 million or 15.2% in 1995. All continuing product lines in this segment experienced sales increases although the percentage sales gain of custom cabinetry was somewhat greater than that of water source heat pumps.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of Harrow Industries, Inc. and subsidiaries as of December 1, 1996 and December 3, 1995, and the related consolidated statements of stockholders' equity (deficit), operations and cash flows for each of the three fiscal years in the period ended December 1, 1996, and the notes thereto, are included with the financial statement schedules in a separate section of this report.

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

Name                                               Age    Position
Donald G. Calder (1)                               59     Chairman, Chief Executive Officer and Director
James S. Dahlke                                    46     President and Director
George L. Ohrstrom, Jr. (1)                        69     Vice President and Director
John S. Hogan                                      42     Vice President, Chief Financial Officer and
                                                          Treasurer
Gary L. Humphreys                                  54     Vice President and Corporate Controller
Donald D. Fenstermacher                            55     Vice President of Management Information
                                                          Services
Betsy F. Raymond                                   38     Vice President of Human Resources and
                                                          Secretary
Robert A. Hoagland                                 58     President of H.B. Ives
Jerry D. Price                                     50     President of Rutt
Clifford A. Young, Jr.                             54     President of FHP Manufacturing
James J. Scott                                     44     President of Locknetics Security Engineering
James C. McGovern                                  54     President of Corona Clipper
William W. Wilson                                  71     President of Recognition Systems, Inc.
W. Lawrence Banks (1) (2)                          58     Director
David H. Benson                                    59     Director
Derrick N. Key                                     49     Director
George F. Ohrstrom (1) (2)                         43     Director
Georg Graf Schall-Riaucour (3)                     56     Director
Eriberto R. Scocimara                              60     Director

(1) Member of Executive Committee.
(2) Member of Audit Committee.
(3) Chairman of Audit Committee.


     Donald G. Calder has been a director since 1972 and a Vice President of Harrow or its predecessor from 1972 through August 1989. On January 30, 1997, Mr. Calder was appointed Chairman and Chief Executive Officer of the Company. Mr. Calder has been a partner at G.L. Ohrstrom & Co. since 1970 and devotes a substantial amount of his time in connection therewith. He is a director of Carlisle Companies Incorporated, Central Securities Corporation, Brown-Forman Corporation, Roper Industries, Inc. and several privately held companies.

     James S. Dahlke was appointed President and Chief Operating Officer of the Company on June 17, 1996. Mr. Dahlke was appointed as a Director of the Company on January 30, 1997. Prior to joining Harrow, Mr. Dahlke served as President, Chief Executive Officer and Director of Medalist Industries, Inc. from 1995 to 1996, and was President of the Waukesha Fluid Handling unit of United Dominion Industries from 1988 to 1995.

     George L. Ohrstrom, Jr. has been a director and a Vice President of Harrow or its predecessor since 1962. Mr. Ohrstrom is President of G.L. Ohrstrom & Co., Inc., and was managing partner of its predecessor, G.L. Ohrstrom & Co., from 1960 to October 1996. He is a director of Carlisle Companies Incorporated and Roper Industries, Inc. Mr. Ohrstrom is the father of George F. Ohrstrom.

     John S. Hogan was appointed Vice President and Chief Financial Officer in January 1990 and has been Treasurer of Harrow since January 1987. From 1979 to January 1987 he was Corporate Accounting Manager of Harrow or its predecessor. Prior to joining Harrow he had been on the audit staff of Ernst & Young LLP, the Company's independent auditors.

     Gary L. Humphreys joined Harrow in October 1994 as Vice President and Corporate Controller. Mr. Humphreys was a partner of Ernst & Young LLP, the Company's independent auditors, from October 1976 to September 1994.

     Donald D. Fenstermacher joined Harrow in 1984 as Director of Management Information Services. He was elected Vice President effective May 1, 1990.

     Betsy F. Raymond joined Harrow in 1991 as Vice President of Human Resources and Assistant Corporate Secretary and was elected Corporate Secretary effective February 1, 1992.

     Robert A. Hoagland has been President of H.B. Ives since 1991.

     Jerry D. Price joined Harrow as President of Rutt effective in July 1993. Prior to joining Harrow, he was group Vice President of Manufacturing for TJ International and Executive Vice President-Operations for Biltbest Windows.

     Clifford A. Young, Jr. has been President of FHP since 1971.

     James J. Scott has been President of Locknetics Security Engineering since 1989.

     James C. McGovern joined Harrow as President of Corona Clipper on May 20, 1992. Prior to joining Harrow he was President of Aluminum Forge Company.

     William W. Wilson was named President of the Company's Recognition Systems, Inc. subsidiary in October of 1996. He served as RSI's Vice President of Sales and Marketing from 1990 to June of 1995 and provided business development services to RSI as a consultant from July of 1995 until his appointment as President.

     W. Lawrence Banks has been a Director of the Company since 1980. Mr. Banks has been a director of Robert Fleming & Co., Limited, an English merchant banking firm, for more than five years and is a Deputy Chairman thereof, and he is Chairman of Robert Fleming, Inc., its U.S. investment banking subsidiary. Mr. Banks is also a director of Roper Industries, Inc.

     David H. Benson has served as a director of Harrow since 1980. He is a merchant banker at Kleinwort Benson Limited, an English merchant banking firm.

     Derrick N. Key has been a director of the company since February 1996. Mr. Key has been a director and Chief Executive Officer of Roper Industries, Inc. since December 1991. He is also a director of two private companies.

     George F. Ohrstrom has been a director of Harrow since 1986. From 1983 to 1987, he was an associate at Bear, Stearns & Co., Inc. Since December 1987, he has been a partner of G.L. Ohrstrom & Co.

     Georg Graf Schall-Riaucour was appointed to the Board of Directors on January 25, 1995. He has been general manager of Wittelsbacher Ausgleichsfonds since May 1994, prior to which, since 1971 he was senior partner of the Munich, Germany law firm of Stever & Belten. Mr. Schall-Riacour is director of Roper Industries, Inc. and several privately held U.S. companies.

     Eriberto R. Scocimara has been a director of Harrow or its predecessor since 1972. Mr. Scocimara has been President and Chief Executive Officer of the Hungarian-American Enterprise Fund, a privately-managed investment company, since April 1994, and he has been the President of Scocimara & Company, Inc., an investment management company, since 1984. Mr. Scocimara was a partner of G.L. Ohrstrom & Co. from 1969 to 1984. Mr. Scocimara is a director of Carlisle Companies, Incorporated, Roper Industries, Inc., Quaker Fabric Corporation and several privately owned companies.

ITEM 11.        SUMMARY COMPENSATION TABLE

     The following table sets forth cash compensation earned during the fiscal year ended December 1, 1996 for the chief executive officer and the other four most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.

                                      Annual Compensation    Long-Term
Name and Principal      Fiscal Year      Salary    Bonus   Compensation*
   Position               Ended           $          $          $
Donald G. Calder ......   1996          149,000      --
Chairman and CEO
Dudley C. Mecum .......   1996           96,000      --
Former Chairman and CEO   1995           16,000      --
Robert A. Hoagland ....   1996          170,500   130,092
President of H.B. Ives    1995          165,500   102,362
                          1994          159,100   119,325
Clifford A. Young, Jr .   1996          155,000   131,750    58,022
President of FHP ......   1995          149,700   127,245    12,280
                          1994          143,900   122,315    22,766
John S. Hogan .........   1996          144,500   122,825    28,485
Vice President & CFO ..   1995          140,300   100,525    20,743
                          1994          135,600    94,445     4,103
James C. McGovern .....   1996          131,100   109,731
President of Corona ...   1995          126,700   107,695
                          1994          123,000    87,453
James S. Dahlke .......   1996          115,385    62,500
President and COO

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

     Dudley C. Mecum was Chairman and CEO from October 1, 1995 until his resignation on October 8, 1996. Donald G. Calder was acting Chairman from that date until January 30, 1997 when he was elected Chairman and CEO.

     James S. Dahlke was granted options in 1996 to purchase an aggregate of 20,000 shares of common stock, 4,000 shares of which were immediately vested and exercisable, and 16,000 shares which vest and become exercisable ratably from 1997 through 2000 at 4,000 shares per year.

Compensation Plans

      Bonus Plan

     Harrow maintains an Executive/Middle Management Performance Program (the "Bonus Plan") in which officers (with the exception of George L. Ohrstrom, Jr. and Donald G. Calder) and presidents of divisions and subsidiaries of Harrow designated by the president of Harrow are eligible. An individual is eligible only if he is a full-time employee for the full 12 months of the fiscal year covered by the Bonus Plan.

     The Bonus Plan includes an annual (the "Annual Plan") component and a long-term (the "Long-Term Plan") component. Under the Annual Plan, participants may earn a cash bonus of up to 55% of base salary, based upon a comparison of actual results with financial and nonfinancial goals established for the year. The incentive to be earned ranges from 16% to 55% of salary, if results equal 85% of established goals to 110% or more of goals.

     The Long-Term Plan provides incentive compensation for achievement of three year objectives. Under the Long-Term Plan participants may earn a cash bonus of up to 30% of base salary based upon aggregate profitability (60% of total) and individual nonfinancial strategic objectives (40% of total). The financial portion of the bonus is based upon a comparison of three year actual results with operating income targets.


Retirement Plans

     Harrow Products, Inc., an indirect subsidiary of the Company, maintains a retirement plan, the Retirement Plan for the Employees of Harrow Products, Inc., ("the HPI Retirement Plan") in which all eligible employees participate. It is a non-contributory, defined benefit pension plan, under which a participant with a vested benefit receives a benefit at age 65 equal to 1.075% of Final Average Salary up to covered compensation, plus 1.7% of Final Average Salary in excess of covered compensation, times credited service (maximum of 30 years.) "Covered Compensation" is the average of 35 years of Social Security wage bases ending in the year of Social Security Retirement age. "Final Average Salary" means salary excluding bonuses, overtime or any other additional or non-recurring compensation and is computed using the highest 60 of the last 120 months of service prior to retirement, or age 65, whichever is earlier. Credited Service starts at age 21 and Vesting Service at age 18. Employees retiring after age 55, but before age 65 receive reduced annual benefits. Benefits under the HPI Retirement Plan vest after five years of Vesting Service.

     The table below shows the approximate annual retirement benefits payable to executive officers for life from normal retirement date (age 65) pursuant to the Retirement Plan. For purposes of determining the pension benefits payable under the HPI Retirement Plan, estimated years of Credited Service at age 65 under the HPI Retirement Plan for the individuals named in the compensation table are as follows: Mr. Calder, 29 years; Mr. Hoagland, 13 years; Mr. Young, 30 years; Mr. Hogan, 30 years; Mr. McGovern, 17 years.

Final
Average                                         Years of Service
Earnings*           10                 15                   20               25                  30
 $100,000        $15,300             $22,900             $30,600           $38,200             $45,800
  125,000         19,600              29,300              39,100            48,900              58,600
  150,000         23,800              35,700              47,600            59,500              71,400
  175,000         27,600              41,600              55,700            69,400              83,700
  200,000         31,500              47,600              63,700            79,900              96,000
  225,000         34,400              52,200              69,900            87,700             105,500
  250,000         34,400              52,200              69,900            87,700                  **
  275,000         34,400              52,200              69,900            87,700                  **
  300,000         34,400              52,200              69,900            87,700                  **

*Earnings  used to  calculate  benefits  are  capped by the limit  described  in
Section 401(a)(17) of the Internal Revenue Code; the limit for 1996 is $150,000.

**Benefit is limited by Section 415 of the Internal Revenue Code; the limit for 1996 is $120,000.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     The following table sets forth certain information as to the number of shares of Harrow common stock beneficially owned as of the date of this report by each stockholder known to Harrow to own beneficially more than 5% of the outstanding shares for such common stock, by each director and by all officers and directors as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of common stock beneficially owned by him.


                                                                  Company Common
                                                                    Stock Number
                                                                       of Shares
Name and Address of Beneficial Owner       Beneficially Owned         Percentage
Blackburn Fund, Ltd.                         52,643                       5.52%
P.O. Box 10654
Tampa, FL 33674
Citicorp Venture Capital, Ltd.               57,429                       6.03%
153 East 53rd Street
New York, NY 10043
Robert Fleming and Co. Ltd.                 126,788 (1) (2)              13.30%
25 Copthall Avenue
London EC2R 7DR
England
Guarantee Reassurance                        76,642                       8.04%
 Corporation
P.O. Box 550640
Jacksonville, FL 32255
Wittelsbacher Ausgleichsfonds                51,992 (5)                   5.46%
Schumannstrasse 10
D81679 Munchen
Federal Republic of Germany
W. Lawrence Banks                             1,000 (2)                     *
David H. Benson                               1,520                         *
Donald G.Calder                              22,632 (3)                   2.37%
Gary L. Humphreys                             5,000                         *
John S. Hogan                                26,000                       2.73%



George F. Ohrstrom                            7,761                        *
George L. Ohrstrom, Jr.                      29,914 (4)                   3.14%
Betsy F. Raymond                             11,692                       1.23%
Georg Graf Schall-Riaucour                          (5)
Eriberto R. Scocimara                        28,526 (6)                   2.99%
All Directors and Officers as a group       152,545 (7)                  16.01%

*Less than 1%.

(1) The Company has entered into four separate agreements with Robert Fleming & Co. Limited ("Fleming"), dated April 23, 1996, June 14, 1996, August 28, 1996 and January 2, 1997, respectively, each of which granted the Company certain options to purchase shares of stock of the Company (66,150 shares of common stock in the April 23, 1996 Agreement, 16,000 shares of common stock in the June 14, 1996 Agreement, 80,436 shares of junior preferred stock and 112,706 shares of common stock in the August 28, 1996 Agreement, and 39,000 shares of the junior preferred stock and 78,902 shares of the common stock in the January 2, 1997 Agreement.) Fleming purchased the shares of stock covered by the Agreements from certain current and/or former officers or directors (or affiliates or family members thereof) of the Company. Fleming holds deposits made by the Company which can be used to offset the purchase price payable upon the exercise of the options. As of February 28, 1997, the options granted in the April 23, 1996 Agreement, the June 14, 1996 Agreement and the options with respect to 80,436 shares of the junior preferred stock and 64,820 shares of the common stock covered by the August 28, 1996 Agreement have been exercised by the Company, for a total purchase price of $3,195,000, and such shares of stock are now treasury stock of the Company. It is the current intention of the Company to exercise the remaining options contained in the aforementioned agreements as and when they are exercisable, assuming the conditions precedent have been fulfilled.

(2) W. Lawrence Banks, a director of the Company, is the Deputy Chairman of Robert Fleming & Co., Limited, and as such, has voting and investment power on these shares. Mr. Banks disclaims any beneficial interest in the shares.

(3) Does not include total of 28,511 shares owned by his wife and his wife as custodian for minor children and in which he disclaims any beneficial ownership.

(4) Includes 631 shares held in a trust of which he is a co-fiduciary sharing voting and investment powers and in which he disclaims any beneficial interest.

(5) Georg Graf Schall-Riaucour, a director of the Company, is the general director of Wittelsbacher Ausgleichsfonds, and as such, is authorized to vote and dispose of such shares. Mr. Schall-Riaucour disclaims any beneficial interest in the shares.

(6) Does not include 10,500 shares owned by his wife, and in which he disclaims any beneficial ownership.

(7) Does not include  disclaimed  shares  referred to in Notes (2),  (3), (5) or
(6).


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

b)              Reports on Form 8-K:

                No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 1, 1996.

c)              Exhibits:

                Exhibits pertaining to this Form 10-K are submitted as a separate section of this report.

d)              Financial Statement Schedules:

                The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 1997.

                                                 HARROW INDUSTRIES, INC.
                                                 (Registrant)


                                                 By     /s/Donald G. Calder
                                                        Donald G. Calder
                                                        Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on the 28th day of February, 1996:

          Signature                              Title


      /s/Donald G. Calder                        Chairman of the Board
         Donald G. Calder                        (Chief Executive Officer)


      /s/James S. Dahlke                         President and Director
         James S. Dahlke

      /s/John S. Hogan                           Treasurer
         John S. Hogan                           (Chief Financial Officer)


      /s/Gary L. Humphreys                       Controller
         Gary L. Humphreys                       (Chief Accounting Officer)


                                                 Director
         W. Lawrence Banks


      /s/David H. Benson                         Director
         David H. Benson

      /s/George F. Ohrstrom                      Director
         George F. Ohrstrom


                                                 Director
         George L. Ohrstrom, Jr.


      /s/Eriberto R. Scocimara                   Director
         Eriberto R. Scocimara


      /s/Georg Graf Schall-Riaucour              Director
         Georg Graf Schall-Riaucour

      /s/Derrick N. Key                          Director
         Derrick N. Key

                      (THIS PAGE LEFT BLANK INTENTIONALLY.)

                                  Exhibit Index

                                                                           Page

    *3.1     Certificate of Incorporation ..................................
   **3.2     By laws........................................................
   **4.1     Indenture with United States Trust Company of New York.........
     4.3     Loan and Security Agreement with Fleet Capital Corporation..... 51
  **10.1     Securities Purchase Agreement..................................
 ***10.3     Harrow Industries, Inc. Executive/Middle Management
              Performance Plan..............................................
  **10.4     Harrow Products, Inc. Retirement Plan..........................
  **10.6     Deferred Compensation Agreement between Harrow Products, Inc.
              and Stanley B. O'Kane.........................................
    10.8     Employment Agreement with James S. Dahlke......................119
    10.9     Employment Agreement with Donald D. Fenstermacher..............122
  10.10      Employment Agreement with John S. Hogan........................127
  10.11      Employment Agreement with Gary L. Humphreys....................132
  10.12      Employment Agreement with Betsy F. Raymond.....................137
  10.13      Option Agreement, dated April 23, 1996, between Robert
              Fleming & Co. Limited and Harrow Industries, Inc..............142
  10.14      Option Agreement, dated June 14, 1996, between Robert
              Fleming & Co. Limited and Harrow Industries, Inc..............153
  10.15      Option Agreement, dated August 28, 1996, between Robert
              Fleming & Co. Limited and Harrow Industries, Inc..............154
  10.16      Option Agreement, dated December 31, 1996, between
              Robert Fleming & Co. Limited and Harrow Industries, Inc.......167
     11      Computation of earnings per share..............................176
     12      Computation of ratio of earnings to fixed charges..............177
 ****21      List of Subsidiaries...........................................

*Incorporated herein by reference to Form 10-K for year ended November 27, 1987.

**Incorporated herein by reference to Harrow Industries, Inc. Registration Statement (No. 33-12266) on Form S-1 filed April 16, 1987.

***Incorporated herein by reference to Form 10-K for the fiscal year ended December 1, 1991.

****Incorporated herein by reference to Form 10-K for the fiscal year ended December 3, 1995.

             Form 10-K--Item 8, Item 14(a)(1) and (2), (c) and (d)

                    Harrow Industries, Inc. and Subsidiaries

         List of Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Harrow Industries, Inc. and subsidiaries are included in Item 8:

     *Consolidated balance sheets--December 1, 1996 and December 3, 1995

     *Consolidated statements of stockholders' equity (deficit)--Fiscal years ended December 1, 1996, December 3, 1995 and November_27, 1994

     *Consolidated statements of operations--Fiscal years ended December 1, 1996, December 3, 1995 and November 27, 1994

     *Consolidated statements of cash flows--Fiscal years ended December 1, 1996, December 3, 1995 and November 27, 1994

     *Notes to consolidated financial statements--December 1, 1996, December 3, 1995 and November 27, 1994

The following consolidated financial statement schedule of Harrow Industries, Inc. and subsidiaries is included in Item 14(d):

     *Schedule II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors
Harrow Industries, Inc.

We have audited the accompanying consolidated balance sheets of Harrow Industries, Inc. and subsidiaries as of December 1, 1996 and December 3, 1995, and the related consolidated statements of stockholders' equity (deficit), operations and cash flows for each of the three fiscal years in the period ended December 1, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrow Industries, Inc. and subsidiaries at December 1, 1996 and December 3, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 1, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Ernst & Young LLP

Grand Rapids, Michigan
January 10, 1997



                    Harrow Industries, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                    December 1,      December 3,
                                                       1996             1995
Assets
Current assets:
Cash and cash equivalents ....................      $ 3,088,000      $   676,000
Accounts receivable, less allowances
 (1996--$1,043,000; 1995--$824,000) ..........       19,085,000       16,453,000
Inventories:
Finished products ............................        3,735,000        3,524,000
Work in process ..............................        4,321,000        3,956,000
Raw materials ................................        3,488,000        2,926,000
                                                     11,544,000       10,406,000
Deferred income taxes ........................        2,175,000        1,790,000
Other current assets .........................          631,000          831,000
Total current assets .........................       36,523,000       30,156,000
Property, plant and equipment:
Land .........................................        2,312,000        2,312,000
Buildings ....................................       11,105,000       11,059,000
Machinery and equipment ......................       28,546,000       25,859,000
                                                     41,963,000       39,230,000
Less accumulated depreciation ................       24,239,000       21,662,000
                                                     17,724,000       17,568,000
Other assets:
Intangible assets, less
accumulated amortization
(1996--$6,911,000; 1995--$5,797,000) .........       12,613,000       13,892,000
Prepaid pension costs ........................        7,595,000        6,875,000
Other ........................................          265,000          498,000
                                                     20,473,000       21,265,000
                                                    $74,720,000      $68,989,000



                                                       December 1,      December 3,
                                                          1996             1995
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable ....................................   $  6,662,000    $  6,589,000
Accrued compensation ................................      5,057,000       4,883,000
Income taxes ........................................        615,000         410,000
Other accrued expenses ..............................      5,555,000       4,996,000
Total current liabilities ...........................     17,889,000      16,878,000
Long-term debt ......................................     47,388,000      46,365,000
Other noncurrent liabilities:
Deferred income taxes ...............................      5,405,000       5,540,000
Deferred compensation ...............................        547,000         605,000
                                                           5,952,000       6,145,000
Redeemable junior preferred
 and common stock ...................................      2,955,000
Stockholders' equity (deficit):
Junior preferred stock, par value $0.01 per share -
authorized: 470,000 shares; issued and outstanding,
excluding redeemable stock: 1996--319,528 shares;
1995--399,964 shares ................................          3,000           4,000
Common stock, par value $0.01 per share - authorized:
1,100,000 shares; issued and outstanding, including
treasury stock and excluding redeemable stock:
1996--987,294 shares; 1995--1,100,000 shares ........         10,000          11,000
Additional paid-in capital ..........................      3,370,000       4,006,000
Retained earnings ...................................     12,486,000       9,688,000
Cost of treasury stock (deduct) .....................     (1,225,000)
Deficit arising from restructuring
transactions ........................................    (14,108,000)    (14,108,000)
                                                             536,000        (399,000)
                                                        $ 74,720,000    $ 68,989,000

See accompanying notes to consolidated financial statements.


                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)


                                                           Fiscal year ended
                                               December 1,     December 3,     November 27,
                                                  1996             1995          1994
Junior preferred stock
Balance at beginning of year ...............   $      4,000    $      4,000    $      4,000
Reclassification of 80,436
 redeemable shares .........................         (1,000)
Balance at end of year .....................          3,000           4,000           4,000
Common stock
Balance at beginning of year ...............         11,000          11,000          11,000
Issuance of 13,315 shares
 of common stock in 1994 ...................                                            -0-
Reclassification of 112,706
 redeemable shares .........................         (1,000)
Balance at end of year .....................         10,000          11,000          11,000
Additional paid-in capital
Balance at beginning of year ...............      4,006,000       4,006,000       3,993,000
Issuance of common stock ...................                                         13,000
Reclassification of redeemable
 junior preferred shares ...................       (636,000)
Balance at end of year .....................      3,370,000       4,006,000       4,006,000
Retained earnings
Balance at beginning of year ...............      9,688,000       6,485,000       5,070,000
Net earnings ...............................      5,315,000       3,403,000       1,615,000
Reclassification of redeemable
 common shares .............................     (2,317,000)
Cash dividends on junior
 preferred stock ($0.50 per share) (200,000)       (200,000)       (200,000)
Balance at end of year .....................     12,486,000       9,688,000       6,485,000
Accumulated translation
 adjustments
Balance at beginning of year ...............                       (128,000)        (92,000)
Sale of foreign subsidiary .................                        128,000
Equity adjustment from foreign
 currency translation ......................                                        (36,000)
Balance at end of year .....................                            -0-        (128,000)
Cost of treasury stock
Purchase of 82,150 shares of
 common stock for treasury .................     (1,225,000)
Deficit arising from
 restructuring transactions
Balance at beginning and end of year .......    (14,108,000)    (14,108,000)    (14,108,000)
Stockholders' equity (deficit)
 at end of year ............................   $    536,000    $   (399,000)   $ (3,730,000)



( ) Denotes deduction.

See accompanying notes to consolidated financial statements.


                    Harrow Industries, Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                               Fiscal year ended
                                                                 December 1,    December 3,      November 27,
                                                                   1996           1995              1994
Net sales ..................................................   $ 151,747,000    $ 134,657,000    $ 139,393,000
Cost of products sold ......................................      96,190,000       85,681,000       93,076,000
Gross margin ...............................................      55,557,000       48,976,000       46,317,000
Selling, administrative and
         general expenses ..................................      40,415,000       37,987,000       37,558,000
Operating income ...........................................      15,142,000       10,989,000        8,759,000
Other expenses (income):
Interest expense ...........................................       6,398,000        6,617,000        6,313,000
Interest income ............................................         (31,000)         (20,000)         (66,000)
Other ......................................................         (70,000)        (203,000)         (79,000)
                                                                   6,297,000        6,394,000        6,168,000
Earnings before income taxes ...............................       8,845,000        4,595,000        2,591,000
Income taxes ...............................................       3,530,000        1,192,000          976,000
Net earnings ...............................................   $   5,315,000    $   3,403,000    $   1,615,000
Earnings attributable
 to common stock ...........................................   $   5,115,000    $   3,203,000    $   1,415,000
Net earnings per share .....................................   $        4.76    $        2.91    $        1.29

See accompanying notes to consolidated financial statements

                    Harrow Industries, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                 Fiscal year ended
                                                December 1,     December 3,     November 27,
                                                  1996              1995           1994
Operating activities
Net earnings ................................   $  5,315,000    $  3,403,000    $  1,615,000
Adjustments necessary to
 reconcile net earnings
 to net cash provided by
 operating activities:
Depreciation and amortization ...............      4,224,000       3,437,000       3,449,000
Pension income ..............................       (720,000)       (590,000)       (684,000)
Deferred income taxes (credit) ..............       (520,000)       (799,000)        172,000
Other .......................................        (58,000)       (278,000)        206,000
Changes in operating
 assets and liabilities:
Accounts receivable .........................     (2,632,000)       (974,000)     (1,233,000)
Inventories .................................     (1,138,000)       (995,000)     (1,686,000)
Other current assets ........................        200,000        (290,000)        295,000
Accounts payable and
 accrued expenses ...........................      1,011,000       3,452,000       1,115,000
Net cash provided by
 operating activities .......................      5,682,000       6,366,000       3,249,000
Investing activities
Additions to property,
 plant and equipment ........................     (3,059,000)     (3,612,000)     (4,261,000)
Purchase of business, less
 cash acquired ..............................                     (9,556,000)
Sale of business ............................                      5,351,000
Other .......................................        184,000          53,000        (172,000)
Net cash used in investing
 activities .................................     (2,875,000)     (7,764,000)     (4,433,000)
Financing activities
Proceeds from long-term borrowings 26,102,000     12,442,000       3,402,000
Payments of long-term debt ..................    (25,072,000)    (11,087,000)     (3,402,000)
Cash dividends on preferred stock ...........       (200,000)       (200,000)       (200,000)
Sale (repurchase) of common stock ...........     (1,225,000)                         13,000
Net cash provided by (used in)
 financing activities .......................       (395,000)      1,155,000        (187,000)
Effect of foreign exchange
 rate changes ...............................                                        (13,000)
Increase (decrease) in cash
 and cash equivalents .......................      2,412,000        (243,000)     (1,384,000)
Cash and cash equivalents
 at beginning of year .......................        676,000         919,000       2,303,000
Cash and cash equivalents
 at end of year .............................   $  3,088,000    $    676,000    $    919,000
Other cash flow information
Interest payments ...........................   $  6,324,000    $  6,320,000    $  6,000,000
Income tax payments .........................      3,906,000       1,798,000         525,000


( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.


                    Harrow Industries, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            December 1, 1996, December 3, 1995 and November 27, 1994


Note A--Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harrow Industries, Inc. ("the Company") and its wholly owned subsidiaries. Upon consolidation, all intercompany accounts, transactions and profits are eliminated.

Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Sunday nearest the end of November. Fiscal 1996 and 1994 included 52 weeks; fiscal 1995 included 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts due from banks that mature within 90 days of purchase.

Inventories

The majority of inventories are stated at the lower of last-in, first-out (LIFO) cost or market (see Note B). The remainder of inventories are valued using the lower of first-in, first-out (FIFO) cost or market.

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

Note A--Summary of Significant Accounting Policies (continued)

Amortization of Intangible Assets

Goodwill (the excess of purchase price over net tangible assets of businesses acquired) is amortized principally over 20 years using the straight-line method. Deferred loan issue costs are amortized using the effective interest method. Other intangible assets are amortized over periods ranging from 5 to 17 years using the straight-line method.

Advertising Costs

Advertising costs are expensed as incurred and approximated 2% of net sales.

Income Taxes

The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense (credit) is measured by the change in the net deferred income tax asset or liability during the year.

Stock Options

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under APB Opinion No. 25, compensation expense is recognized to the extent that the estimated market value of the underlying stock exceeds the exercise price of the stock options at the date of grant.

Earnings Per Share

Earnings per share are computed based on the weighted average number of shares of common stock outstanding. Net earnings are reduced in the computation by preferred stock dividend requirements.

                    Harrow Industries, Inc. and Subsidiaries

Note A--Summary of Significant Accounting Policies (continued)

Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 1, 1996. Fair value was determined using discounted cash flow analysis and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company does not generally require collateral or other security on trade accounts receivable.

Reclassifications

Certain amounts reported in 1995 and 1994 have been reclassified to conform with the presentation used in 1996.

Note B--Inventories

Inventories of $10,953,000 at December 1, 1996 and $9,981,000 at December 3, 1995 are stated at cost, determined by the LIFO method. If the FIFO method had been used, the amounts would have been $3,004,000 and $3,040,000 higher than reported at December_1, 1996 and December 3, 1995, respectively.

Note C--Intangible Assets

Intangible assets consist of the following at December 1, 1996 and December 3, 1995:


                         Cost                     Accumulated
                                                  Amortization
                  1996           1995           1996           1995
Goodwill ....   $11,784,000   $11,784,000   $ 1,966,000   $ 1,280,000
Patents .....     2,106,000     2,176,000       492,000       353,000
Deferred loan
 issue costs      3,064,000     3,145,000     2,301,000     2,179,000
Other .......     2,570,000     2,584,000     2,152,000     1,985,000
                $19,524,000   $19,689,000   $ 6,911,000   $ 5,797,000


                    Harrow Industries, Inc. and Subsidiaries

Note D--Long-term Debt

Long-term debt consists of the following obligations:

                                   December 1,         December 3,
                                     1996                1995
Senior subordinated
 debentures, less
 unaccreted discount .........   $25,951,000           $37,975,000
Junior subordinated debentures     7,000,000
Revolving credit obligation ..    21,437,000             1,390,000
                                 $47,388,000           $46,365,000


The senior subordinated debentures bear interest at 12.375%, mature on April 15, 2002 and may be redeemed at the option of the Company, in whole or in part, at any time at par plus accrued interest to the date of redemption. The debentures require annual sinking fund payments of $6,500,000. Sinking fund payments may be deferred to the extent that debentures purchased on the open market are tendered for cancellation. As a result of current and prior year repurchases of debentures, no principal maturities are due until 2001, when a net amount of $6,477,000 is due. The indenture governing the debentures restricts, among other things, the incurrence of additional senior indebtedness by both the Company and its subsidiaries, the sale of substantially all assets to another corporation, the payment of dividends on common stock and the redemption of capital stock until such time as consolidated stockholders' equity exceeds $1,000,000.

The junior subordinated debentures were redeemed on June 14, 1996 from the proceeds of borrowings under the Company revolving credit arrangement. The debentures, which required interest payments at the rate of 14%, were otherwise due July 15, 2002.

                    Harrow Industries, Inc. and Subsidiaries

Note D--Long-term Debt (continued)

The revolving credit agreement, which was renegotiated effective July 31, 1996, allows for borrowings of up to $30,000,000 under a formula which includes an amount based on qualified accounts receivable and inventories, plus a term loan amount initially established at $15,000,000 and reducing thereafter at a rate of $146,000 monthly. Amounts available are also subject to various reserve requirements, as established by the lender. As of December 1, 1996, the available unused credit under the agreement approximated $8,100,000. Borrowings under the agreement are collateralized by accounts receivable, inventories, general intangible assets and certain real estate, are due on July 31, 2001 and bear interest principally at LIBOR (5.375% at December 1, 1996) plus a variable amount (1.5% at December 1, 1996) based upon the Company's ratio of debt to earnings. The Company is required to pay an annual fee equal to 0.375% of the total unused credit under the agreement. The agreement also provides for a standby credit facility of $15,000,000 to finance possible future acquisitions. The Company is required to pay an annual fee equal to 0.25% of the unused credit available under this portion of the agreement. At the expiration date, the Company and the lender may agree to extend the agreement for successive one-year terms. The terms of the credit agreement require the Company, among other things, to maintain certain financial ratios and minimum levels of working capital, cash flow and net worth. The agreement also restricts the Company's ability to merge or consolidate, issue additional debt or purchase its common stock. In addition, the agreement restricts leases, acquisitions, dispositions and capital expenditures.

Note E--Leases

Certain office, warehouse and showroom space, machinery, motor vehicles and data processing equipment are leased under various operating lease agreements. The Company is required to pay real estate taxes and other occupancy costs under the facility leases.

Future minimum rental payments due under noncancelable leases at December 1, 1996 are as follows: 1997--$1,533,000; 1998--$1,085,000; 1999--$734,000; 2000--
$586,000; 2001--$481,000;  thereafter--$1,402,000. These minimum obligations are net of the  following  sublease  rentals  related to certain  dealer  showrooms:
1997--$186,000;  1998--$198,000; 1999--$212,000; 2000--$194,000; 2001--$177,000;
thereafter-- $658,000.

Rent expense was $2,270,000 in 1996,  $2,126,000 in 1995 and $2,060,000 in 1994.
Contingent rentals were not significant in any of these years.

                    Harrow Industries, Inc. and Subsidiaries

Note F--Pension Plan

The Company has a noncontributory, defined benefit pension plan covering substantially all of its employees. The plan provides benefits that are based on the employee's years of service and final average earnings (as defined). The Company intends to annually contribute amounts deemed necessary, if any, to maintain the plan on a sound actuarial basis.

The following summarizes the status of the Company's pension assets and related obligations:

                                     December 1,    December 3,
                                        1996           1995
Pension assets at fair value ....   $ 39,555,000    $ 35,504,000
Actuarial present value of
 accumulated plan benefits:
Vested ..........................     24,126,000      22,511,000
Nonvested .......................        641,000         617,000
                                      24,767,000      23,128,000
Effect of estimated future
 increases in compensation ......      5,120,000       4,473,000
Projected benefit obligation
 on service rendered to date ....     29,887,000      27,601,000
Net pension assets ..............   $  9,668,000    $  7,903,000
Components of net pension assets:
Prepaid pension costs recognized
  in other assets ...............   $  7,595,000    $  6,875,000
Unrecognized amounts, net
 of amortization:
Transition assets ...............      1,458,000       2,217,000
Prior service costs .............        (68,000)        (74,000)
Net actuarial gains (losses) ....        683,000      (1,115,000)
                                    $  9,668,000    $  7,903,000



The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at December 1, 1996 and December 3, 1995. The assumed rate of increase in future compensation used in the computations was 4% for both years. The adoption of updated mortality tables increased the projected benefit obligation at December 1, 1996 by approximately $1,150,000.

                    Harrow Industries, Inc. and Subsidiaries

Note F--Pension Plan (continued)

At December 1, 1996, plan assets were invested in equity securities (59%), fixed income funds (32%), real estate investments (8%) and cash and cash equivalents (1%). The expected long-term return on pension assets was 9.5% for 1994 through 1996.

The following is a summary of net pension income recognized by the Company:

                                             1996           1995           1994
Service cost pertaining
 to benefits earned
 during the year ......................   $ 1,057,000    $   840,000    $   969,000
Interest cost on projected
 benefit obligation ...................     1,949,000      1,832,000      1,694,000
Actual net investment income ..........    (5,626,000)    (6,704,000)      (334,000)
Net amortization and deferral 1,900,000     3,442,000     (3,013,000)
Net pension income ....................   $  (720,000)   $  (590,000)   $  (684,000)


In addition, the Company recognized a curtailment gain of $662,000 in 1995 as a result of terminating employees in connection with the sale of the Leigh business. This curtailment gain is included in the related gain on sale of the business (see Note L).

Note G--Junior Preferred Stock

The junior preferred stock is nonvoting and may be redeemed for $10 per share, at the option of the Company, at any time after the repayment of the junior subordinated debentures provided that, so long as any senior subordinated debentures are outstanding, such redemption may only be made with the proceeds received by the Company from the issuance of equity securities of the Company, from indebtedness that is junior in right of payment to the senior subordinated debentures or if, after giving effect to such redemptions, consolidated stockholders' equity exceeds $1,000,000. Annual noncumulative dividends on the junior preferred stock are $0.50 per share.

                    Harrow Industries, Inc. and Subsidiaries

Note H--Stock Repurchase and Option Agreements

On August 28, 1996, Robert Fleming & Co. Limited ("Flemings") acquired 80,436 shares of the Company's junior preferred stock and 112,706 shares of its common stock from the Company's former chairman and other related parties for $2,800,000 and simultaneously entered into an agreement with the Company whereby Flemings has an option to sell such shares to the Company ("put option") and the Company has the option to acquire such shares from Flemings ("call option") under certain conditions. The put and call options are exercisable in three equal portions at prices ranging from $985,000 if exercised prior to December 31, 1996 to $1,275,000 if exercised after December 31, 1998, provided the Company shall have an equity of $2,275,000 at time of exercise. The options expire on December 31, 1999. The Company has interest-bearing deposits of $2,900,000 with Flemings in support of the agreement. The deposits are refundable ratably as the options are exercised. A director of the Company is also a director of Flemings. The junior preferred and common shares subject to the put option are classified as redeemable stock in the consolidated balance sheet at December 1, 1996.

On December 2, 1996, the Company exercised the first two portions of its option and acquired all of the available junior preferred stock and 64,820 shares of the common stock.

On January 2, 1997, Flemings acquired an additional 39,000 shares of the Company's junior preferred stock and 78,902 shares of its common stock for $3,429,000 and simultaneously entered into similar put and call options with the Company. The put and call options for the junior preferred stock are exercisable at the price of $290,000 prior to March 31, 1997 and $360,000 thereafter. The junior preferred options must be exercised prior to the exercise of any common stock options. The put and call options related to common stock are exercisable in three equal portions at prices ranging from $1,150,000 if exercised prior to June 30, 1997 to $1,400,000 if exercised after December 31, 1998, provided the Company shall have an equity of $2,275,000 at the time of each exercise prior to December 1, 1997 and $2,400,000 thereafter. The options expire on December 31, 1999. The Company has interest-bearing deposits of $3,429,000 with Flemings in support of this agreement which are refundable ratably as the options are exercised.

The Company also granted options in 1996 to a key employee to purchase an aggregate of 20,000 shares of common stock, 4,000 shares of which were immediately vested and exercisable, and 16,000 shares which vest and become exercisable ratably from 1997 through 2000 at 4,000 shares per year. The exercise price of the options approximates the market price of the underlying shares at the date of grant and, therefore, no compensation expense has been recognized.

                    Harrow Industries, Inc. and Subsidiaries

Note I--Income Taxes

The provisions for income taxes consist of the following:

                                     1996             1995              1994
Currently payable:
Federal ...................      $ 3,600,000       $ 1,690,000       $   550,000
State .....................          450,000           240,000           165,000
Canadian ..................                             61,000            89,000
                                   4,050,000         1,991,000           804,000
Deferred (credit):
Federal ...................         (460,000)         (748,000)          400,000
State .....................          (60,000)            6,000             6,000
Canadian ..................                            (57,000)         (234,000)
                                    (520,000)         (799,000)          172,000
                                 $ 3,530,000       $ 1,192,000       $   976,000


A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to earnings before income taxes is as follows:

                                          1996           1995           1994
Income taxes at statutory rate .....   $ 3,007,000    $ 1,562,000    $  881,000
State income taxes, net of
 federal income tax reduction ......       257,000        162,000       113,000
Excess basis in stock of
 Canadian subsidiary sold ..........                     (292,000)
Foreign tax credits realized .......       (60,000)      (104,000)
Nondeductible goodwill amortization        233,000        100,000        53,000
Elimination of excess taxes
 provided in prior years ...........                     (205,000)     (108,000)
Other ..............................        93,000        (31,000)       37,000
                                       $ 3,530,000    $ 1,192,000   $   976,000


                    Harrow Industries, Inc. and Subsidiaries

Note I--Income Taxes (continued)

Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                  December 1,       December 3,
                                                     1996              1995
Deferred income tax liabilities:
Excess tax depreciation ......................     $ 2,321,000      $ 2,614,000
Prepaid pension costs ........................       2,833,000        2,564,000
Patents ......................................         534,000          637,000
Other ........................................           7,000          119,000
Total deferred income tax liabilities ........       5,695,000        5,934,000
Deferred income tax assets:
Accounts receivable and inventory
 valuation allowances ........................         739,000          687,000
Accrued liabilities ..........................       1,437,000        1,134,000
Deferred compensation accruals ...............         228,000          288,000
Foreign tax credit carryforwards .............         652,000          818,000
Other ........................................          61,000           75,000
Total deferred income tax assets .............       3,117,000        3,002,000
Valuation allowance for
 deferred income tax assets ..................        (652,000)        (818,000)
Net deferred income tax assets ...............       2,465,000        2,184,000
Net deferred income tax liabilities ..........     $ 3,230,000      $ 3,750,000


At December 1, 1996, the Company has foreign tax credit carryforwards of $652,000 that are available to reduce U.S. income taxes on certain foreign source income through 2000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred income tax asset related to this carryforward, due to the uncertainty of the Company's ability to realize these benefits in the future.

                    Harrow Industries, Inc. and Subsidiaries

Note J--Contingencies

The Company is involved in proceedings with respect to environmental matters, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition or competitive position of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.

Note K--Business Acquisition

Effective as of the beginning of fiscal 1995, the Company acquired all of the common stock of Recognition Systems, Inc. (RSI) for a net cash purchase price including related acquisition expenses of $9,556,000. RSI manufactures and markets biometric identification devices based on the measurement of three-dimensional hand geometry and had net sales of $3,300,000 in 1994. The acquisition, which was accounted for under the purchase method, was financed principally through borrowings under the Company's revolving credit facility (see Note D). Goodwill and other intangible assets recognized in the transaction totaled $9,734,000. Pro forma consolidated net earnings for 1994, assuming the acquisition had occurred as of the beginning of the fiscal year, would have been $1,450,000 ($1.14 per share).

                    Harrow Industries, Inc. and Subsidiaries

Note L--Sale of Business

On February 6, 1995, the Company completed the sale of the net assets of its Leigh business--consisting of the Leigh Products Division in Coopersville, Michigan and a Canadian subsidiary, Leigh Metal Products, Ltd.--to Milcor Limited Partnership for net cash proceeds of $5,351,000. Leigh manufactures specialty sheet metal products for the home remodeling, do-it-yourself and new residential construction markets. Consolidated net sales for fiscal 1994 include $24,304,000 related to the Leigh business. Operating income of the Leigh business was not significant in fiscal 1994. Results of operations of the Leigh business for the 1995 period prior to the sale are included as part of the $270,000 gain recognized on the sale.

Note M--Subsequent Event

On December 20, 1996, the Company entered into an agreement to purchase all of the assets of Broadway Industries, Inc. ("Broadway") for cash including related expenses of approximately $3,500,000 under a transaction expected to be approved by a bankruptcy court in February 1997. Broadway manufactures and markets high quality decorative plumbing fixtures and bath and cabinet hardware. The acquisition, which will be accounted for under the purchase method, will be financed principally through borrowings under the Company's revolving credit facility (see Note D). Broadway had net sales of approximately $9,500,000 in 1996. Pro forma consolidated net earnings for 1996, assuming the acquisition had occurred as of the beginning of the fiscal year, would not have varied significantly from the amount reported.

Note N--Restructuring Transactions

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

                    Harrow Industries, Inc. and Subsidiaries

Note O--Quarterly Results of Operations (unaudited)

The following is a tabulation of the quarterly results of operations:

                                                       Fiscal year ended
                                                December 1,         December 3,
                                                  1996                  1995
Net sales
First quarter ........................         $ 38,124,000         $ 32,370,000
Second quarter .......................           39,155,000           33,517,000
Third quarter ........................           36,947,000           31,641,000
Fourth quarter .......................           37,521,000           37,129,000
                                               $151,747,000         $134,657,000
Gross margin
First quarter ........................         $ 13,271,000         $ 11,052,000
Second quarter .......................           14,044,000           12,216,000
Third quarter ........................           14,039,000           12,040,000
Fourth quarter .......................           14,203,000           13,668,000
                                               $ 55,557,000         $ 48,976,000
Net earnings
First quarter ........................         $    759,000         $  1,136,000
Second quarter .......................            1,792,000              760,000
Third quarter ........................            1,370,000              673,000
Fourth quarter .......................            1,394,000              834,000
                                               $  5,315,000         $  3,403,000
Net earnings per share
First quarter ........................         $       0.64         $       0.99
Second quarter .......................                 1.59                 0.64
Third quarter ........................                 1.22                 0.57
Fourth quarter .......................                 1.32                 0.71
                                               $       4.76         $       2.91


The fourth quarter of fiscal 1995 includes 14 weeks. All other quarters were 13-week periods. Quarterly net earnings per share for fiscal 1996 do not equal the annual amount due to changes in average common stock outstanding.

                    Harrow Industries, Inc. and Subsidiaries

Note O--Quarterly Results of Operations (unaudited) (continued)

The first quarter of fiscal 1995 included an estimated gain of $800,000 on the sale of the Leigh business (see Note L), which was subsequently adjusted downward by $300,000 in the third quarter and $230,000 in the fourth quarter. The fourth quarter of fiscal 1995 also included a charge of $1,000,000 to provide for estimated postemployment benefits and certain other costs related to the Company's former chairman and its president and chief executive officer. Adjustments to the provisions for income taxes increased fourth quarter net earnings by $100,000 in 1995 and $150,000 in 1994.

Note P--Industry Segments

Beginning in fiscal 1996, the Company redefined its industry segments to include
(1) security products, (2) hardware and tools and (3) other buildings products. Segment data for 1995 and 1994 has been restated to conform to the 1996 presentation.

Security Products Group

This segment includes the design, manufacture and distribution of electronic and electromagnetic security products and systems and biometric identification devices to the nonresidential access control market. Biometric identification devices are also distributed to the time and attendance and personal identification markets. Sales are made through a combination of in-house sales personnel and manufacturers' representatives.

Hardware and Tools Group

This segment includes the manufacture and distribution of a diversified line of brass and aluminum architectural, builder and consumer hardware, wire hardware products and storage hooks and a broad line of forged pruning and harvesting tools, shears, saws and other hand-held garden tools. A significant portion of this segment's sales are to consumers that are served through a retail network that includes a number of major home centers. Architectural and builder hardware products are also sold through distributors to the contractor hardware market. A line of professional pruning and harvesting tools are sold through distributors for agricultural applications and professional landscaping. Wire hardware products are also marketed to certain industrial customers.

                    Harrow Industries, Inc. and Subsidiaries

Note P--Industry Segments (continued)

Other Building Products

This segment includes the manufacture and distribution of water source heat pumps and custom kitchen, bath and other cabinetry. Prior to the sale of Leigh business (see Note L), this segment also included mailboxes, medicine cabinets, registers, vents and other air control products. Heat pumps are sold through manufacturers' representatives to large mechanical contractors and through multi-branch stocking distributors who in turn sell to smaller dealers. Custom cabinetry is sold through an extensive dealer network to the home renovation and new home construction markets.

The following is a summary of sales and operating income by industry segment:


                                   1996             1995             1994
Sales to unaffiliated customers:
Security products ...........   $  23,165,000    $  20,247,000    $  12,787,000
Hardware and tools ..........      84,202,000       74,967,000       68,181,000
Other building products .....      44,380,000       39,443,000       58,425,000
                                $ 151,747,000    $ 134,657,000    $ 139,393,000
Operating income:
Security products ...........   $   3,742,000    $   4,192,000    $   2,382,000
Hardware and tools ..........       9,475,000        8,169,000        7,665,000
Other building products .....       6,277,000        5,115,000        3,802,000
                                   19,494,000       17,476,000       13,849,000
Corporate:
Interest expense ............      (6,398,000)      (6,617,000)      (6,313,000)
Interest income .............          31,000           20,000           66,000
Nonoperating income (expense)          70,000          203,000           79,000
General expenses ............      (4,352,000)      (6,487,000)      (5,090,000)
Earnings before income taxes        8,845,000        4,595,000        2,591,000
Income taxes ................       3,530,000        1,192,000           76,000
Net earnings ................   $   5,315,000    $   3,403,000    $   1,615,000



                    Harrow Industries, Inc. and Subsidiaries

Note P--Industry Segments (continued)

Other industry segment information is as follows:

                                          1996           1995            1994
Identifiable assets:
Security products .................    $14,721,000    $13,988,000    $ 3,622,000
Hardware and tools ................     30,496,000     30,338,000     28,034,000
Other building products ...........     15,270,000     13,535,000     20,055,000
Corporate .........................     14,233,000     11,128,000      9,667,000
                                       $74,720,000    $68,989,000    $61,378,000
Depreciation and amortization:
Security products .................    $ 1,173,000    $   716,000    $   326,000
Hardware and tools ................      1,829,000      1,716,000      1,678,000
Other building products ...........        855,000        688,000      1,009,000
Corporate 367,000 .................        317,000        436,000
                                       $ 4,224,000    $ 3,437,000    $ 3,449,000
Capital additions:
Security products .................    $   644,000    $   505,000    $   326,000
Hardware and tools ................      1,481,000      1,879,000      2,009,000
Other building products ...........        925,000      1,120,000      1,908,000
Corporate .........................          9,000        108,000         18,000
                                       $ 3,059,000    $ 3,612,000    $ 4,261,000





Corporate assets include cash and cash equivalents, deferred income taxes, prepaid pension costs, deferred loan issue expenses and other general corporate assets.

Intersegment sales and export sales are not significant for the fiscal years presented. Sales to one major home center approximated 10% of consolidated net sales. No other single customer accounts for more than 10% of the consolidated net sales.

                    Harrow Industries, Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


Column A               Column B            Column C              Column D        Column E
                       Balance at          Additions
                       Beginning    (1)           (2)
Description            of Period    Charged to    Charged to     Deductions-     Balance
                                    Costs and     Other          Describe        at End of
                                    Expenses      Accounts-                      Period
                                                  Describe
Fiscal year ended
December 1, 1996:
Allowance for
 doubtful accounts .   $  824,000   $  247,000         -         $   28,000 (A)   $1,043,000
Allowance for
 excess and
 obsolete inventory       660,000       93,000         -                -            753,000


Fiscal year ended
December 3, 1995:

Allowance for
 doubtful accounts .   $  674,000   $  381,000         -         $231,000 (A)       $824,000
Allowance for
excess and
obsolete inventory .      576,000      253,000         -         169,000 (A)         660,000


Fiscal year ended
November 27, 1994:

Allowance for
 doubtful accounts .   $  566,000   $  265,000         -         $157,000 (A)       $674,000
Allowance for
 excess and
 obsolete inventory       863,000      429,000         -         716,000 (B)         576,000



A--Accounts charged off, net of recoveries.

B--Excess and obsolete inventory disposed of.


                                 EXHIBIT 4.3


                              HARROW PRODUCTS, INC.


                           FIRST AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT

                           Dated: As of July 31, 1996
                                   $45,000,000



                            FLEET CAPITAL CORPORATION




STL-506421.06

                                TABLE OF CONTENTS

                                                                            Page

         SECTION 1.        CREDIT FACILITY                                 -1-
         1.1      Revolving Credit Loans                                   -1-
         1.2      Term and Acquisition Loans                               -2-
         1.3      Letters of Credit; LC Guaranties                         -2-

         SECTION 2.        INTEREST, FEES AND CHARGES                      -3-
         2.1      Interest                                                 -3-
         2.2      Computation of Interest and Fees                         -3-
         2.3      LIBOR Option                                             -4-
         2.4      Closing Fee                                              -5-
         2.5      Letter of Credit and LC Guaranty Fees                    -6-
         2.6      Unused Line Fee                                          -6-
         2.7      Collection Charges                                       -6-
         2.8      Audit and Appraisal Fees                                 -7-
         2.9      Reimbursement of Expenses                                -7-
         2.10     Bank Charges                                             -7-

         SECTION 3.        LOAN ADMINISTRATION                             -8-
         3.1      Manner of Borrowing Revolving Credit Loans               -8-
         3.2      Payments                                                 -9-
         3.3      Mandatory Prepayments                                   -10-
         3.4      Application of Payments and Collections                 -10-
         3.5      All Loans to Constitute One Obligation                  -11-
         3.6      Loan Account                                            -11-
         3.7      Statements of Account                                   -11-

         SECTION 4.        TERM AND TERMINATION                           -11-
         4.1      Term of Agreement                                       -11-
         4.2      Termination                                             -12-

         SECTION 5.        SECURITY INTERESTS                             -13-
         5.1      Security Interest in Collateral                         -13-
         5.2      Lien Perfection; Further Assurances                     -13-
         5.3      Lien on Realty                                          -14-

         SECTION 6.        COLLATERAL ADMINISTRATION                      -14-

         6.1      General                                                 -14-
         6.2      Administration of Accounts                              -15-
         6.3      Administration of Inventory                             -17-
         6.4      Administration of Equipment                             -18-
         6.5      Payment of Charges                                      -18-

         SECTION 7.        REPRESENTATIONS AND WARRANTIES                 -19-
         7.1      General Representations and Warranties                  -19-

7.2      Continuous Nature of Representations and
                  Warranties                                              -26-
         7.3      Survival of Representations and Warranties              -26-

STL-506421.06

         SECTION 8.        COVENANTS AND CONTINUING AGREEMENTS            -26-
         8.1      Affirmative Covenants                                   -26-
         8.2      Negative Covenants                                      -29-
         8.3      Specific Financial Covenants                            -32-

         SECTION 9.        CONDITIONS PRECEDENT                           -32-
         9.1      Documentation                                           -33-
         9.2      No Default                                              -33-
         9.3      Other Loan Documents                                    -33-
         9.4      Availability                                            -33-
         9.5      No Litigation                                           -33-

         SECTION 10.       EVENTS OF DEFAULT; RIGHTS AND REMEDIES ON
                  DEFAULT                                                 -33-
         10.1     Events of Default                                       -33-
         10.2     Acceleration of the obligations                         -36-
         10.3     Other Remedies                                          -36-
         10.4     Remedies Cumulative; No Waiver                          -38-

         SECTION 11.                MISCELLANEOUS                         -38-
         11.1     Power of Attorney                                       -38-
         11.2     Indemnity                                               -39-
         11.3     Modification of Agreement; Sale of Interest             -40-
         11.4     Severability                                            -40-
         11.5     Successors and Assigns                                  -41-
         11.6     Cumulative Effect; Conflict of Terms                    -41-
         11.7     Execution in Counterparts                               -41-
         11.8     Notice                                                  -41-
         11.9     Lender's Consent                                        -42-
         11.10    Credit Inquiries                                        -42-
         11.11    Time of Essence                                         -42-
         11.12    Entire Agreement                                        -42-
         11.13    Interpretation                                          -42-
         11.14    GOVERNING LAW; CONSENT TO FORUM                         -43-
         11.15    WAIVERS BY BORROWER                                     -43-







STL-506421.06

                           FIRST AMENDED AND RESTATED
                           LOAN AND SECURITY AGREEMENT


         THIS FIRST AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT is made the 31st day of July, 1996, by and between FLEET CAPITAL CORPORATION ("Lender"), a Rhode Island corporation with an office at 20800 Swenson Drive, Suite 350, Waukesha, Wisconsin 53186 and .HARROW PRODUCTS, INC., ("Borrower"), a Delaware corporation with its chief executive office and principal place of business at 2627 East Beltline, S.E., Grand Rapids, Michigan 49546. Capitalized terms used in this Agreement have the meanings assigned to them in Appendix A, General Definitions. Accounting terms not otherwise specifically defined herein shall be construed in accordance with GAAP consistently applied.

         PRELIMINARY STATEMENTS

     A. Barclays and Borrower entered into a Loan and Security Agreement dated April 5, 1991, as amended from time to time (the "1991 Loan Agreement"), and assigned to SCC, on or about December 31, 1994, which subsequently changed its name to Fleet Capital Corporation ("Fleet-Connecticut").

     B. Lender subsequently succeeded to all of the assets of Fleet-Connecticut by merger effective as of May 1, 1996.

     C. Lender and Borrower now desire to amend and restate in its entirety the 1991 Loan Agreement to extend the maturity date thereof, increase the credit facility available to Borrower thereunder and to make certain other amendments thereto.

     NOW,  THEREFORE,  Lender and Borrower  agree as follows:

SECTION 1.     CREDIT FACILITY

     Subject to the terms and conditions of, and in reliance upon the representations and warranties made in, this Agreement and the other Loan Documents, Lender agrees to make a Total Credit Facility of up to $45,000,000 available upon Borrower's request therefor, as follows:








STL-506421.07

1.1      Revolving Credit Loans.

     1.1.1 Loans and Reserves. Lender agrees, for so long as no Default or Event of Default exists, to make Revolving Credit Loans to Borrower from time to time, as requested by Borrower in the manner set forth in subsection 3.1.1 hereof, up to a maximum principal amount at any time outstanding equal to the Borrowing Base at such time minus the LC Amount and reserves, if any. Lender shall have the right to establish reserves in such amounts, and with respect to such matters, as Lender shall deem necessary or appropriate, in its reasonable credit judgment, against the amount of Revolving Credit Loans which Borrower may otherwise request under this subsection 1.1.1, including, without limitation, with respect to (i) price adjustments, damages, unearned discounts, returned products or other matters for which credit memoranda are issued in the ordinary course of Borrower's business; (ii) shrinkage, spoilage and obsolescence of Inventory; (iii) slow moving Inventory; (iv) other sums chargeable against Borrower's Loan Account as Revolving Credit Loans under any section of this Agreement; (v) amounts owing by Borrower to any Person to the extent secured by a Lien on, or trust over, any Property of Borrower, not otherwise permitted hereunder; and (vi) such other matters, events, conditions or contingencies as to which Lender, in its reasonable credit judgment, determines reserves should be established from time to time hereunder.

     1.1.2 Use of Proceeds.  The Revolving Credit Loans shall be used solely for
(i) the making of an advance of up to $12,000,000 to Harrow Industries in accordance with the terms of the Distribution Agreement Amendment, and (ii)
Borrower's general operating capital needs in a manner consistent with the provisions of this Agreement and all applicable law.

1.2      Term and Acquisition Loans.

     1.2.1 Term Loan. Lender agrees to make a term loan to Borrower upon Borrower's written request therefor within 60 days of the Closing Date in the principal amount of $15,000,000, which shall be repayable in accordance with the terms of the Term Note and shall be secured by all of the Collateral; provided, however, that Lender's obligation to make said Term Loan shall be conditioned upon, among other items set forth in this Agreement, Lender's determination that Borrower shall have no less than $3,000,000 of Availability both immediately before and immediately after the funding of said Term Loan. The proceeds of the Term Loan shall be used solely for purposes for which the proceeds of the Revolving Credit Loans are authorized to be used.

     1.2.2 Acquisition Loans. So long as no Default or Event of Default exists, Lender may, in its sole discretion, make

STL-506421.07

Loans ("Acquisition Loans") to Borrower from time to time from and after the Closing Date through July 31, 2001, to finance the Borrower's acquisition of a business or businesses. Each Acquisition Loan, if any, shall (i) be in a principal amount mutually agreed upon, (ii) be secured by all of the Collateral, and (iii) be made by Lender increasing the maximum amount of the Borrowing Base by an amount equal to said Acquisition Loan; provided, however, that the principal amount of Acquisition Loans hereunder, and the resulting increase in the maximum amount of the Borrowing Base shall not exceed, in the aggregate, $15,000,000. Lender may condition the making of any Acquisition Loan on such items as Lender deems appropriate, in its sole discretion, including, among other items, if the acquisition of the business is a stock acquisition, the pledge of the stock acquired by the Borrower and the grant by the acquired entity of a security interest in its assets as Collateral hereunder.

     1.3 Letters of Credit;  LC  Guaranties.  Lender  agrees,  for so long as no
Default or Event of Default exists and if requested by Borrower, to (i) issue its, or cause to be issued its Affiliate's Letters of Credit for the account of Borrower or RSI, or (ii) execute LC Guaranties by which Lender or its Affiliate shall guaranty the payment or performance by Borrower or RSI of its reimbursement obligations with respect to Letters of Credit, provided that the LC Amount at any time shall not exceed $1,500,000. No Letter of Credit or LC Guarantee may have an expiration date that is after the last day of the Original Term. Any amounts paid by Lender under any LC Guaranty or in connection with any Letter of Credit shall be treated as Revolving Credit Loans, shall be secured by all of the Collateral and shall bear interest and be payable at the same rate and in the same manner as Revolving Credit Loans.

SECTION 2.      INTEREST, FEES AND CHARGES

         2.1 Interest.

         2.1.1 Rates of Interest.

          (i) Until such time as the Term Loan is funded, as provided in Section
     1.2.1 hereof, interest shall accrue on the principal amount of all Revolving Credit Loans outstanding at the end of each day at a fluctuating rate per annum equal to 1.625% plus the Base Rate. The rate of interest shall increase or decrease by an amount equal to any increase or decrease in the Base Rate, effective as of the opening of business on the day that any such change in the Base Rate occurs.

          (ii) Once the Term Loan is funded as provided in Section 1.2.1 hereof, interest shall accrue as follows:

STL-506421.07

               (a) Interest shall accrue on the Term Loan in accordance with the terms of the Term Note.

               (b) Interest shall accrue on the principal amount of the Base Rate Revolving Credit Portion outstanding at the end of each day at a fluctuating rate per annum equal to the Base Rate. The rate of interest shall increase or decrease by an amount equal to any increase or decrease in the Base Rate, effective as of the opening of business on the day that any such change in the Base Rate occurs. If Borrower properly exercises its LIBOR Option as provided in Section 2.3, interest shall accrue on the principal amount of the LIBOR Revolving Credit Portions outstanding at the end of each day at a rate per annum equal to the Applicable LIBOR Margin plus the LIBOR Rate applicable to each LIBOR Revolving Credit Portion for the corresponding LIBOR Period.

     2.1.2 Default Rate of Interest. Upon and after the occurrence of an Event of Default, and during the continuation thereof, the principal amount of all Loans shall bear interest at a rate per annum equal to 2% above the interest rate otherwise applicable thereto (the "Default Rate").

     2.1.3 Maximum Interest. In no event whatsoever shall the aggregate of all amounts deemed interest hereunder or under the Term Note and charged or collected pursuant to the terms of this Agreement or pursuant to the Term Note exceed the highest rate permissible under any law which a court of competent Jurisdiction shall, in a final determination, deem applicable hereto. If any provisions of this Agreement or the Term Note are in contravention of any such law, such provisions shall be deemed amended to conform thereto.

     2.2 Computation of Interest and Fees. Interest, Letter of Credit and LC Guaranty fees and unused line fees and collection charges hereunder shall be calculated daily and shall be computed on the actual number of days elapsed over a year of 360 days. For the purpose of computing interest hereunder, all items of payment received by Lender shall be deemed applied by Lender on account of the Obligations (subject to final payment of such items) on the first Business Day after receipt by Lender of such items in Lender's account located in Chicago, Illinois.

2.3      LIBOR Option.

          (i) Upon the conditions that: (1) the Term Loan shall have been funded as provided in Section 1.2.1 hereof, (2) Lender shall have received a LIBOR Request from Borrower

STL-506421.07
                                       -4-
     at least 3 Business Days prior to the first day of the LIBOR Period requested, (3) there shall have occurred no change in applicable law which would make it unlawful for Lender to obtain deposits of U.S. dollars in the London interbank foreign currency deposits market, (4) as of the date of the LIBOR Request and the first day of the LIBOR Period, there shall exist no Default or Event of Default, (5) Lender is able to determine the LIBOR Rate in respect of the requested LIBOR Period or Lender is able to obtain deposits of U.S. dollars in the London interbank foreign currency deposits market in the applicable amounts and for the requested LIBOR Period, and
     (6) as of the first date of the LIBOR Period, there are no more than 3 outstanding LIBOR Portions including the LIBOR Portion being requested; then interest on the LIBOR Revolving Credit Portion and/or LIBOR Term Portion requested during the LIBOR Period requested will be based on the applicable LIBOR Rate.

          (ii) Each LIBOR Request shall be irrevocable and binding on Borrower. Borrower shall indemnify Lender for any loss, penalty or expense incurred by Lender due to the failure on the part of Borrower to fulfill, on or before the date specified in any LIBOR Request, the applicable conditions set forth in this Agreement or due to the prepayment of the applicable LIBOR Revolving Credit Portion or LIBOR Term Portion prior to the last day of the applicable LIBOR Period, including, without limitation, any loss (including loss of anticipated profits on the LIBOR transaction(s) based upon the applicable LIBOR Rate and Lender's cost of LIBOR funds) or expense incurred by reason of the liquidation or redeployment of deposits or other funds acquired by Lender to fund or maintain the requested LIBOR Revolving Credit Portion and/or LIBOR Term Portion.

          (iii) If any Legal Requirement shall (1) make it unlawful for Lender to fund through the purchase of U.S. dollar deposits any LIBOR Revolving Credit Portion or LIBOR Term Portion, or otherwise give effect to its obligations as contemplated under this Section 2.3, or (2) shall impose on Lender any costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of Lender which includes deposits by reference to which the LIBOR Rate is determined as provided herein or a category of extensions of credit or other assets of Lender which includes any LIBOR Revolving Credit Portion or LIBOR Term Portion, or (3) shall impose on Lender any restrictions on the amount of such a category of liabilities or assets which Lender may hold, then, in each such case, Lender may, by notice thereof to Borrower, terminate the LIBOR Option. Any LIBOR Revolving Credit Portion and/or LIBOR Term Portion subject thereto shall immediately bear

STL-506421.07
     interest thereafter at the rate and in the manner provided for Base Rate Portions pursuant to subsection 2.1.1. Borrower shall indemnify Lender against any loss, penalty or expense incurred by Lender due to liquidation or redeployment of deposits or other funds acquired by Lender to fund or maintain any LIBOR Revolving Credit Portion and/or LIBOR Term Portion that is terminated hereunder.

          (iv) Lender shall receive payments of amounts of principal of and interest on the Revolving Credit Loans with respect to LIBOR Revolving Credit Portions, and on the Term Note with respect to LIBOR Term Portions, free and clear of, and without deduction for, any Taxes. If (1) Lender shall be subject to any Tax in respect of any LIBOR Revolving Credit Portion or LIBOR Term Portion, or any part thereof or, (2) Borrower shall be required to withhold or deduct any Tax from any such amount, the LIBOR Rate applicable to such LIBOR Revolving Credit Portion or LIBOR Term Portion shall be adjusted by Lender to reflect all additional costs incurred by Lender in connection with the payment by Lender or the withholding by Borrower of such Tax and Borrower shall provide Lender with a statement detailing the amount of any such Tax actually paid by Borrower. Determination by Lender of the amount of such costs shall be conclusive in the absence of manifest error. If after any such adjustment any part of any Tax paid by Lender is subsequently recovered by Lender, Lender shall reimburse Borrower to the extent of the amount so recovered. A certificate of an officer of Lender setting forth the amount of such recovery and the basis therefor shall be conclusive in the absence of manifest error.

     2.4 Closing Fee. Borrower shall pay to Lender a closing fee of $50,000, which shall be fully earned and nonrefundable on the Closing Date and shall be paid concurrently with the initial Loan hereunder.

     2.5 Letter of Credit and LC Guaranty Fees. Borrower shall pay to Lender:

          (i) for standby Letters of Credit and LC Guaranties of standby Letters of Credit, a fee equal to 1.5% per annum of the aggregate face amount of such Letters of Credit and LC Guaranties outstanding from time to time during the term of this Agreement, which fee shall be deemed fully earned and shall be due and payable upon issuance of each such Letter of Credit or execution of such LC Guaranty, plus all normal and customary charges associated with the issuance thereof, which charges shall also be deemed fully earned and shall be due and payable upon issuance of each such Letter of Credit or execution of such LC Guaranty (such fees and charges

STL-506421.07
                                       -6-
     shall not be subject to rebate or proration upon the termination of this Agreement for any reason); and

          (ii) for documentary Letters of Credit and LC Guaranties of documentary Letters of Credit, a fee equal to 1.5% per annum of the face amount of each such Letter of Credit or LC Guaranty, and an additional fee equal to 1.5% per annum of the face amount of such Letter of Credit or LC Guaranty for each renewal and each extension thereof plus the normal and customary charges associated with the issuance and administration of each such Letter of Credit or LC Guaranty (which fees and charges shall be fully earned upon issuance, renewal or extension (as the case may be) of each such Letter of Credit or LC Guaranty, shall be due and payable on the first Business Day of each month, and shall not be subject to rebate or proration upon the termination of this Agreement for any reason).

     2.6 Unused Line Fee. Borrower shall pay to Lender a fee equal to the sum of
(i) 0.375% per annum of the average monthly amount by which $30,000,000 exceeds the sum of (A) the outstanding principal balance of the Revolving Credit Loans,
(B) the outstanding principal balance of the Term Loan, and (C) the LC Amount, plus (ii) 0.25% per annum of the average monthly amount by which $15,000,000 exceeds the outstanding principal balance of the Acquisition Loans. The unused line fee shall be payable monthly in arrears on the first day of each calendar month hereafter.

     2.7 Collection Charges. If items of payment on Accounts are received by Lender at a time when there are no Revolving Credit Loans outstanding but all or a portion of the Term Loan is outstanding, then such items of payment shall be subject to a collection charge equal to one day's interest on the amount thereof at the rate then applicable to Revolving Credit Loans, which collection charges shall be payable on the first Business Day of each month.

     2.8 Audit and Appraisal Fees. Borrower shall pay to Lender audit and appraisal fees in accordance with Lender's current schedule of fees in effect from time to time in connection with audits and appraisals of Borrower's books and records and such other matters as Lender shall deem appropriate, plus all out-of pocket expenses incurred by Lender in connection with such audits and appraisals. Audit fees shall be payable on the first day of the month following the date of issuance by Lender of a request for payment thereof to Borrower.

     2.9 Reimbursement of Expenses. If, at any time or times regardless of whether or not an Event of Default then exists, Lender or any Participating Lender incurs reasonable legal or

STL-506421.07
accounting expenses or any other costs or out-of-pocket expenses in connection with (i) the negotiation and preparation of this Agreement or any of the other Loan Documents, any amendment of or modification of this Agreement or any of the other Loan Documents, or any sale or attempted sale or any interest herein to a Participating Lender; (ii) the administration of this Agreement or any of the other Loan Documents and the transactions contemplated hereby and thereby; (iii) any litigation, contest, dispute, suit, proceeding or action (whether instituted by Lender, Borrower or any other Person) in any way relating to the Collateral, this Agreement or any of the other Loan Documents or Borrower's affairs; (iv) any attempt to enforce any rights of Lender or any Participating Lender against Borrower or any other Person which may be obligated to Lender by virtue of this Agreement or any of the other Loan Documents, including, without limitation, the Account Debtors; or (v) any attempt to inspect, verify, protect, preserve, restore, collect, sell, liquidate or otherwise dispose of or realize upon the Collateral; then all such reasonable legal and accounting expenses, other costs and out of pocket expenses of Lender shall be charged to Borrower. All amounts chargeable to Borrower under this Section shall be Obligations secured by all of the Collateral, shall be payable on demand to Lender or to such Participating Lender, as the case may be, and shall bear interest from the date such demand is made until paid in full at the rate applicable to Revolving Credit Loans from time to time. Borrower shall also reimburse Lender for expenses incurred by Lender in its administration of the Collateral to the extent and in the manner provided in Section 6 hereof.

     2.10 Bank Charges. Borrower shall pay to Lender, on demand, any and all fees, costs or expenses which Lender or any Participating Lender pays to a bank or other similar institution (including, without limitation, any fees paid by Lender to any Participating Lender) arising out of or in connection with (i) the forwarding to Borrower or any other Person on behalf of Borrower, by Lender or any Participating Lender, of proceeds of Loans made by Lender to Borrower pursuant to this Agreement and (ii) the depositing for collection, by Lender or any Participating Lender, of any check or item of payment received or delivered to Lender or any Participating Lender on account of the Obligations.

SECTION 3.     LOAN ADMINISTRATION.

     3.1 Manner of Borrowing Revolving Credit Loans. Borrowings under the credit facility established pursuant to Section 1 hereof shall be as follows:

     3.1.1 Loan Requests. A request for a Revolving Credit Loan shall be made, or shall be deemed to be made, in the

STL-506421.07
                                       -8-
following manner: (i) Borrower may give Lender notice of its intention to borrow, in which notice Borrower shall specify the amount of the proposed borrowing, which shall be no less than $100,000, and the proposed borrowing date, no later than 11:00 a.m. central time on the proposed borrowing date, provided, however, that no such request may be made at a time when there exists a Default or an Event of Default; and (ii) the becoming due of any amount required to be paid under this Agreement or the Term Note, whether as interest or for any other Obligation, shall be deemed irrevocably to be a request for a Revolving Credit Loan on the due date in the amount required to pay such interest or other Obligation. As an accommodation to Borrower, Lender may permit telephonic requests for loans and electronic transmittal of instructions, authorizations, agreements or reports to Lender by Borrower. Unless Borrower specifically directs Lender in writing not to accept or act upon telephonic or electronic communications from Borrower, Lender shall have no liability to Borrower for any loss or damage suffered by Borrower as a result of Lender's honoring of any requests, execution of any instructions, authorizations or agreements or reliance on any reports communicated to it telephonically or electronically and purporting to have been sent to Lender by Borrower and Lender shall have no duty to verify the origin of any such communication or the authority of the person sending it.

     3.1.2 Disbursement. Borrower hereby irrevocably authorizes Lender to disburse the proceeds of each Revolving Credit Loan requested, or deemed to be requested, pursuant to this subsection 3.1.2 as follows: (i) the proceeds of each Revolving Credit Loan requested under subsection 3.1.1(i) shall be disbursed by Lender in lawful money of the United States of America in immediately available funds, in the case of the initial borrowing, in accordance with the terms of the written disbursement letter from Borrower, and in the case of each subsequent borrowing, by wire transfer to such bank account as may be agreed upon by Borrower and Lender from time to time or elsewhere if pursuant to a written direction from Borrower; and (ii) the proceeds of each Revolving Credit Loan requested under subsection 3.1.1(ii) shall be disbursed by Lender by way of direct payment of the relevant interest or other Obligation.

     3.1.3 Authorization. Borrower hereby irrevocably authorizes Lender, in Lender's sole discretion, to advance to Borrower, and to charge to Borrower's Loan Account hereunder as a Revolving Credit Loan, a sum sufficient to pay all interest accrued on the obligations during the immediately preceding month and to pay all reasonable costs, fees and expenses at any time owed by Borrower to Lender hereunder.

     3.2 Payments. Except where evidenced by notes or other instruments issued or made by Borrower to Lender specifically

STL-506421.07
containing payment provisions which are in conflict with this Section 3.2 (in which event the conflicting provisions of said notes or other instruments shall govern and control), the Obligations shall be payable as follows:

     3.2.1 Principal. Principal payable on account of Revolving Credit Loans shall be payable by Borrower to Lender immediately upon the earliest of (i) the receipt by Lender or Borrower of any proceeds of any of the Collateral other than Equipment or real Property, to the extent of said proceeds, except that, so long as no Default or Event of Default exists, if all Loans outstanding at the time of receipt by Borrower of any such proceeds are LIBOR Portions, then Borrower may direct that such proceeds be held by Lender in a non-interest bearing cash collateral account maintained by Lender to be applied to the payment of principal on the last day of the LIBOR Period applicable to each LIBOR Portion in the order of maturity, (ii) the occurrence of an Event of Default in consequence of which Lender elects to accelerate the maturity and payment of the Obligations, or (iii) termination of this Agreement pursuant to
Section 4 hereof; provided, however, that if an Overadvance shall exist at any time, Borrower shall, on demand, repay the Overadvance.

3.2.2    Interest.

          (i) Base Rate Revolving Credit Portion. Interest accrued on Base Rate Revolving Credit Portions shall be due on the earliest of (1) the first calendar day of each month (for the immediately preceding month), computed through the last calendar day of the preceding month, (2) the occurrence of an Event of Default in consequence of which Lender elects to accelerate the maturity and payment of the Obligations, or (3) termination of this Agreement pursuant to Section 4 hereof.

          (ii) LIBOR Revolving Credit Portion. Interest accrued on each LIBOR Revolving Credit Portion shall be due and payable on the earliest of (1) the first calendar day of each month (for the immediately preceding month), computed through the last calendar day of the preceding month, commencing on the first day of the month immediately following the beginning of the LIBOR Period for such LIBOR Revolving Credit Portion, (2) the occurrence of an Event of Default in consequence of which Lender elects to accelerate the maturity and payment of the Obligations, or (3) termination of this Agreement pursuant to Section 4 hereof.

     3.2.3 Costs, Fees and Charges. All reasonable costs, fees and charges payable pursuant to this Agreement shall be payable by Borrower as and when provided in Section 2 hereof,

STL-506421.07
to Lender or to any other Person designated by Lender in writing.

     3.2.4 Other Obligations. The balance of the Obligations requiring the payment of money, if any, shall be payable by Borrower to Lender as and when provided in this Agreement, the Other Agreements or the Security Documents, or on demand, whichever is later.

     3.3 Mandatory Prepayments. Except as provided in subsection 6.4.2 hereof:

          (i) if Borrower sells any of the Equipment and the proceeds payable to Borrower in consequence thereof, when aggregated with all other such proceeds payable to Borrower during Borrower's then current fiscal year, total $500,000 or less, then Borrower shall pay to Lender, unless otherwise agreed by Lender, as and when received by Borrower and as a mandatory prepayment of the Revolving Credit Loan, a sum equal to the proceeds (including insurance payments) received by Borrower from such sale;

          (ii) if Borrower sells any of the Equipment and the proceeds payable to Borrower in consequence thereof, when aggregated with all other such proceeds payable to Borrower during Borrower's then current fiscal year, total more than $500,000, then Borrower shall pay to Lender, unless otherwise agreed by Lender, as and when received by Borrower and as a mandatory prepayment of the Term Loan, a sum equal to the proceeds (including insurance payments) received by Borrower from such sale; and

          (iii) if Borrower sells any of the real Property, or if any of the Collateral is lost, damage or destroyed or taken by condemnation, Borrower shall pay to Lender, unless otherwise agreed by Lender, as and when received by Borrower and as a mandatory prepayment of the Term Loan, a sum equal to the proceeds (including insurance payments) received by Borrower from such sale, damage, loss, destruction or condemnation.

     3.4 Application of Payments and Collections. All items of payment received by Lender by 12:00 noon, central time, on any Business Day shall be deemed received on that Business Day. All items of payment received after 12:00 noon, central time, on any Business Day shall be deemed received on the following Business Day. Borrower irrevocably waives the right to direct the application of any and all payments and collections at any time or times hereafter received by Lender from or on behalf of Borrower, and Borrower does hereby irrevocably agree that, subject to subsection 3.2.1(i), except with respect to payments credited to the Revolving Credit Loan under Section 3.3, Lender

STL-506421.07
shall have the continuing exclusive right to apply and reapply any and all such payments and collections received at any time or times hereafter by Lender or its agent against the Obligations, in such manner as Lender may deem advisable, notwithstanding any entry by Lender upon any of its books and records. If as the result of collections of Accounts as authorized by subsection 6.2.5 hereof a credit balance exists in the Loan Account, such credit balance shall not accrue interest in favor of Borrower,, but shall be available to Borrower at any time or times for so long as no Default or Event of Default exists. Such credit balance shall not be applied or be deemed to have been applied as a prepayment of the Term Loan, except that Lender may, at its option, offset such credit balance against any of the Obligations upon and after the occurrence of an Event of Default.

     3.5 All Loans to Constitute One Obligation. The Loans shall constitute one general Obligation of Borrower, and shall be secured by Lender's Lien upon all of the Collateral.

     3.6 Loan Account. Lender shall enter all Loans as debits to the Loan Account and shall also record in the Loan Account all payments made by Borrower on any Obligations and all proceeds of Collateral which are finally paid to Lender, and may record therein, in accordance with customary accounting practice, other debits and credits, including interest and all charges and expenses properly chargeable to Borrower.

     3.7 Statements of Account. Lender will Account to Borrower monthly with a statement of Loans, charges and payments made pursuant to this Agreement, and such account rendered by Lender shall be deemed final, binding and conclusive upon Borrower unless Lender is notified by Borrower in writing to the contrary within 30 days of the date each accounting is mailed to Borrower. Such notice shall only be deemed an objection to those items specifically objected to therein.

SECTION 4.     TERM AND TERMINATION

     4.1 Term of Agreement. Subject to Lender's right to cease making Loans to Borrower upon or after the occurrence of any Default or Event of Default, this Agreement shall be in effect for a period of 5 years from the date hereof, through and including July 31, 2001 (the "Original Term"), and this Agreement shall automatically renew itself for successive 1 year periods thereafter (the "Renewal Terms"), unless terminated as provided in Section 4.2 hereof.




STL-506421.07
                                     - 12 -

4.2      Termination.

     4.2.1 Termination by Lender. Lender may terminate this Agreement without notice upon or after the occurrence of an Event of Default, or upon 90 days prior written notice to Borrower at the end of the Original Term or any Renewal Term.

     4.2.2 Termination by Borrower. Upon at least 90 days prior written notice to Lender, Borrower may, at its option, terminate this Agreement; provided, however, no such termination shall be effective until Borrower has paid all of the Obligations in immediately available funds and all Letters of Credit and LC Guaranties have expired or have been cash collateralized to Lender's satisfaction. Any notice of termination given by Borrower shall be irrevocable unless Lender otherwise agrees in writing, and Lender shall have no obligation to make any Loans or issue or procure any Letters of Credit or LC Guaranties on or after the termination date stated in such notice. Borrower may elect to terminate this Agreement in its entirety only. No section of this Agreement or type of Loan available hereunder may be terminated singly.

     4.2.3 Effect of Termination. All of the obligations shall be immediately due and payable upon the termination date stated in any notice of termination of this Agreement. All undertakings, agreements, covenants, warranties and representations of Borrower contained in the Loan Documents shall survive any such termination and Lender shall retain its Liens in the Collateral and all of its rights and remedies under the Loan Documents notwithstanding such termination until Borrower has paid the Obligations to Lender, in full, in immediately available funds. Notwithstanding the payment in full of the Obligations, Lender shall not be required to terminate its security interests in the Collateral unless, with respect to any loss or damage Lender may incur as a result of dishonored checks or other items of payment received by Lender from Borrower or any Account Debtor and applied to the Obligations, Lender shall, at its option, (i) have received a written agreement, executed by Borrower and by any Person whose loans or other advances to Borrower are used in whole or in part to satisfy the Obligations, indemnifying Lender from any such loss or damage; or (ii) have retained such monetary reserves and Liens on the Collateral for such period of time as Lender, in its reasonable discretion, may deem necessary to protect Lender from any such loss or damage.








STL-506421.07
                                     - 13 -

SECTION S.         SECURITY INTERESTS

     5.1 Security Interest in Collateral. To secure the prompt payment and performance to Lender of the Obligations, Borrower hereby grants to Lender a continuing Lien upon all of Borrower's assets, including all of the following Property and interests in Property of Borrower, whether now owned or existing or hereafter created, acquired or arising and wheresoever located:

          (i) Accounts;

         (ii) Inventory;

        (iii) Equipment;

         (iv) General Intangibles;

          (v) All monies and other Property of any kind now or at any time or times hereafter in the possession or under the control of Lender or a bailee or Affiliate of Lender;

          (vi) All accessions to, substitutions for and all replacements, products and cash and non-cash proceeds of (i) through (v) above, including, without limitation, proceeds of and unearned premiums with respect to insurance policies insuring any of the Collateral; and

          (vii) All books and records (including, without limitation, customer lists, credit files, computer programs, print-outs, and other computer materials and records) of Borrower pertaining to any of (i) through (vi) above.

     5.2 Lien Perfection; Further Assurances. Borrower shall execute such UCC-1 financing statements as are required by the Code and such other instruments, assignments or documents as are necessary to perfect Lender's Lien upon any of the Collateral and shall take such other action as may be required to perfect or to continue the perfection of Lender's Lien upon the Collateral. Unless prohibited by applicable law, Borrower hereby authorizes Lender to execute and file any such financing statement on Borrower's behalf. The parties agree that a carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement and may be filed in any appropriate office in lieu thereof. At Lender's request, Borrower shall also promptly execute or cause to be executed and shall deliver to Lender any and all documents, instruments and agreements deemed necessary by Lender to give effect to or carry out the terms or intent of the Loan Documents.

5.3      Lien on Realty.  The due and punctual payment and

STL-506421.07
performance of the Obligations shall also be secured by the Lien created by the Mortgage upon all real Property of Borrower described therein. The Mortgage Amendment shall be executed by Borrower in favor of Lender and shall be duly recorded, at Borrower's expense, in each office where such recording is required to constitute a fully perfected Lien on the real Property covered thereby. Borrower shall deliver to Lender, at Borrower's expense, appropriate endorsements to any and all mortgagee title insurance policies in favor of Lender relating to the Mortgage issued by a title insurance company satisfactory to Lender, which shall be in form and substance satisfactory to Lender and shall insure a valid first Lien in favor of Lender on the Property covered thereby, subject only to those exceptions acceptable to Lender and its counsel. Borrower shall deliver to Lender such other documents, including, without limitation, as-built survey prints of the real Property, as Lender and its counsel may request relating to the real Property subject to the Mortgage.

SECTION 6.     COLLATERAL ADMINISTRATION

         6.1 General

     6.1.1 Location of Collateral. All Collateral, other than Inventory in transit and motor vehicles, will at all times be kept by Borrower and its Subsidiaries at one or more of the business locations set forth in Exhibit B hereto and shall not, without the prior written approval of Lender, be moved therefrom except, prior to an Event of Default and Lender's acceleration of the maturity of the Obligations in consequence thereof, for (i) sales of Inventory in the ordinary course of business; and (ii) removals in connection with dispositions of Equipment that are authorized by subsection 6.4.2 hereof; and
(iii) the storage of Inventory at locations within the continental United States other than those shown on Exhibit B if (A) Borrower gives Lender written notice of the new storage location at least thirty (30) days prior to storing Inventory at such location, (B) Lender's security interest in such Inventory is and continues to be a duly perfected, first priority Lien thereon (subject only to Permitted Liens), (C) neither Borrower's nor Lender's right of entry upon the premises where such Inventory is stored, or its right to remove the Inventory therefrom, in any way is restricted, (D) the owner of such premises agrees in writing pursuant to a waiver agreement, in form and substance acceptable to Lender, among other things, not to assert any landlord's, bailee's or other Lien in respect of the Inventory for unpaid rent or storage charges, and (E) all negotiable documents and receipts in respect of any Collateral maintained at such premises are delivered promptly to Lender.

         6.1.2      Insurance of Collateral.  Borrower shall

STL-506421.07
                                     - 15 -
maintain and pay for insurance upon all Collateral wherever located and with respect to Borrower's business, covering casualty, hazard, public liability and such other risks in such amounts and with such insurance companies as are reasonably satisfactory to Lender. Borrower shall deliver photocopies of such policies to Lender with satisfactory lender's loss payable endorsements, naming Lender as sole loss payee, assignee or additional insured, as appropriate. Each policy of insurance or endorsement shall contain a clause requiring the insurer to give not less than 30 days prior written notice to Lender in the event of cancellation of the policy for any reason whatsoever and a clause specifying that the interest of Lender shall not be impaired or invalidated by any act or neglect of Borrower or the owner of the Property or by the occupation of the premises for purposes more hazardous than are permitted by said policy. If Borrower fails to provide and pay for such insurance, Lender may, at its option, but shall not be required to, procure the same and charge Borrower therefor. Upon Lender's request, Borrower agrees to deliver to Lender, promptly as rendered, true copies of all reports made in any reporting forms to insurance companies.

     6.1.3 Protection of Collateral. All expenses of protecting, storing, warehousing, insuring, handling, maintaining and shipping the Collateral, and any and all excise, property, sales, and use taxes imposed by any state, federal, or local authority on any of the Collateral or in respect of the sale thereof shall be borne and paid by Borrower. If Borrower fails to promptly pay any portion thereof when due, Lender may, at its option, but shall not be required to, pay the same and charge Borrower therefor. Lender shall not be liable or responsible in any way for the safekeeping of any of the Collateral or for any loss or damage thereto (except for reasonable care in the custody thereof while any Collateral is in Lender's actual possession) or for any diminution in the value thereof, or for any act or default of any warehouseman, carrier, forwarding agency, or other person whomsoever, but the same shall be at Borrower's sole risk.








STL-506421.07

6.2      Administration of Accounts.

     6.2.1 Records, Schedules and Assignments of Accounts. On or before the 20th day of each month from and after the date hereof, Borrower shall deliver to Lender, in form acceptable to Lender, a borrowing base certificate relating to Eligible Accounts, together with a detailed aged trial balance of all Accounts, as of the last day of the immediately preceding month, with such supporting materials as Lender shall reasonably request. If reasonably requested by Lender, or if Borrower deems it advisable, Borrower shall execute and deliver to Lender borrowing base certificates with respect to Eligible Accounts more frequently than monthly. Borrower shall keep accurate and complete records of its Accounts and all payments and collections thereon and shall submit to Lender on such periodic basis as Lender shall request a sales and collections report for the preceding period, in form satisfactory to Lender. In addition, the aged trial balance of all Accounts shall be reconciled to the Borrower's financial statements on a monthly basis, and a report showing such reconciliation shall be delivered to Lender.

     6.2.2 Taxes. If an Account includes a charge for any tax payable to any governmental taxing authority, Lender is authorized, in its sole discretion, to pay the amount thereof to the proper taxing authority for the account of Borrower and to charge Borrower therefor, provided, however that Lender shall not be liable for any taxes to any governmental taxing authority that may be due by Borrower.

     6.2.3 Account Verification. Whether or not a Default or an Event of Default has occurred, any of Lender's officers, employees or agents shall have the right, at any time or times hereafter, in the name of Lender, any designee of Lender or Borrower, to verify the validity, amount or any other matter relating to any Accounts by mail, telephone, telegraph or otherwise. Borrower shall cooperate fully with Lender in an effort to facilitate and promptly conclude any such verification process.

     6.2.4 Maintenance of Dominion Account. Borrower shall maintain a Dominion Account pursuant to a lockbox arrangement acceptable to Lender with such banks as may be selected by Borrower and be acceptable to Lender. Borrower shall issue to all of such banks an irrevocable letter of instruction directing such banks to deposit all payments or other remittances received in the lockbox to the Dominion Account for application on account of the Obligations. All funds deposited in the Dominion Account shall immediately become the property of Lender and Borrower shall obtain the agreement by such banks in favor of Lender to waive any offset rights against the funds so deposited.

STL-506421.07

Lender assumes no responsibility for such lockbox arrangement, including, without limitation, any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder.

     6.2.5 Collection of Accounts, Proceeds of Collateral. All remittances received by Borrower on account of Accounts, together with the proceeds of any other Collateral, shall be held as Lender's property by Borrower as trustee of an express trust for Lender's benefit and Borrower shall immediately deposit same in kind in the Dominion Account. Lender retains the right at all times after the occurrence of a Default or an Event of Default to notify Account Debtors that Accounts have been assigned to Lender and to collect Accounts directly in its own name and to charge the collection costs and expenses, including attorneys' fees to Borrower.

     6.3 Administration of Inventory. At such times as Lender may reasonably request, but at least once each month not later than the 20th day of the month, Borrower shall deliver a borrowing base certificate with respect to Eligible Inventory (as of the last day of the immediately preceding month), in form and detail reasonably satisfactory to Lender and with such supporting materials as Lender shall reasonably request. In addition, Borrower shall also deliver therewith a reconciliation of the Eligible Inventory shown on such borrowing base certificate to Borrower's inventory shown on its financial statements. Borrower shall conduct a physical inventory no less frequently than annually and shall provide to Lender, if requested, a report based on each such physical inventory promptly thereafter, together with such supporting information as Lender shall request.

6.4      Administration of Equipment.

     6.4.1 Records and Schedules of Equipment. Borrower shall keep accurate records itemizing and describing the kind, type, quality, quantity and value of its Equipment and all dispositions made in accordance with subsection 6.4.2 hereof, and shall furnish Lender with a current schedule containing the foregoing information if requested by Lender. Immediately on request therefor by Lender, Borrower shall deliver to Lender any and all evidence of ownership, if any, of any of the Equipment.

     6.4.2 Dispositions of Equipment. Borrower will not sell, lease or otherwise dispose of or transfer any of the Equipment or any part thereof without the prior written consent of Lender; provided, however, that the foregoing restriction shall not apply, for so long as no Default or Event of Default exists, to (i) dispositions of Equipment which, in the aggregate during any consecutive twelve-month period, has a fair market

STL-506421.07
                                     - 18 -
value or book value, whichever is less, of $200,000 or less, provided that all proceeds thereof are remitted to Lender for application to the Loans, or (ii) replacements of Equipment that is substantially worn, damaged or obsolete with Equipment of like kind, function and value, provided that the replacement Equipment shall be acquired prior to or concurrently with any disposition of the Equipment that is to be replaced, the replacement Equipment shall be free and clear of Liens other than Permitted Liens.

     6.5 Payment of Charges. All amounts chargeable to Borrower under Section 6 hereof shall be Obligations secured by all of the Collateral, shall be payable on demand and shall bear interest from the date such advance was made until paid in full at the rate applicable to Revolving Credit Loans from time to time.

SECTION 7.     REPRESENTATIONS AND WARRANTIES

     7.1 General Representations and Warranties. To induce Lender to enter into this Agreement and to make advances hereunder, Borrower warrants, represents and covenants to Lender that:

     7.1.1 Organization and Qualification. Each of Borrower and its Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation. Each of Borrower and its Subsidiaries is duly qualified and is authorized to do business and is in good standing as a foreign corporation in each state or jurisdiction listed on Exhibit C hereto and in all other states and jurisdictions where the character of its Properties or the nature of its activities make such qualification necessary, except where the failure to so qualify would not have a material adverse effect on Borrower.

     7.1.2 Corporate Power and Authority Each of Borrower and its Subsidiaries is duly authorized and empowered to enter into, execute, deliver and perform this Agreement and each of the other Loan Documents to which it is a party. The execution, delivery and performance of this Agreement and each of the other Loan Documents have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the shareholders of Borrower or any of its Subsidiaries; (ii) contravene Borrower's or any of its Subsidiaries' charter, articles or certificate of incorporation or by-laws;
(iii) violate, or cause Borrower or any of its Subsidiaries to be in default under, any provision of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award in effect having applicability to Borrower or any of its Subsidiaries; (iv) result in a breach of or constitute a default under any indenture or loan or credit

STL-506421.07
                                      -19-
agreement or any other agreement, lease or instrument to which Borrower or any of its Subsidiaries is a party or by which it or its Properties may be bound or affected; or (v) result in, or require, the creation or imposition of any Lien (other than Permitted Liens) upon or with respect to any of the Properties now owned or hereafter acquired by Borrower or any of its Subsidiaries.

     7.1.3 Legally Enforceable Agreement. This Agreement is, and each of the other Loan Documents when delivered under this Agreement will be, a legal, valid and binding obligation of each of Borrower and its Subsidiaries enforceable against it in accordance with its respective terms, except as may be subject to bankruptcy, insolvency, moratorium or other similar laws in effect affecting creditors rights generally.

     7.1.4 Capital Structure. Exhibit D hereto states (i) the correct name of each of the Subsidiaries of Borrower, its jurisdiction of incorporation and the percentage of its Voting Stock owned by Borrower, (ii) the name of each of Borrower's corporate or joint venture Affiliates and the nature of the affiliation, (iii) the number, nature and holder of all outstanding Securities of Borrower and each Subsidiary of Borrower and (iv) the number of authorized, issued and treasury shares of Borrower and each Subsidiary of Borrower. Borrower has good title to all of the shares it purports to own of the stock of each of its Subsidiaries, free and clear in each case of any Lien other than Permitted Liens. All such shares have been duly issued and are fully paid and non-assessable. There are no outstanding options to purchase, or any rights or warrants to subscribe for, or any commitments or agreements to issue or sell, or any Securities or obligations convertible into, or any powers of attorney relating to, shares of the capital stock of Borrower or any of its Subsidiaries. There are no outstanding agreements or instruments binding upon any of Borrower's shareholders relating to the ownership of its shares of capital stock.

     7.1.5 Corporate Names. Neither Borrower nor any of its Subsidiaries has been known as or used any corporate, fictitious or trade names except those listed on Exhibit E hereto. Except as set forth on Exhibit E, neither Borrower nor any of its Subsidiaries has been the surviving corporation of a merger or consolidation or acquired all or substantially all of the assets of any Person.

     7.1.6 Business Locations; Agent for Process. Each of Borrower's and its Subsidiaries' chief executive office and other places of business are as listed on Exhibit B hereto. During the preceding one-year period, neither Borrower nor any of its Subsidiaries has had an office, place of business or agent for service of process other than as listed on Exhibit B. Except

STL-506421.07
                                     - 20 -
as shown on Exhibit B, no Inventory is stored with a bailee, warehouseman or similar party, nor is any Inventory consigned to any Person.

     7.1.7 Title to Properties; Priority of Liens. Each of Borrower and its Subsidiaries has good, indefeasible and marketable title to and fee simple ownership of, or valid and subsisting leasehold interests in, all of its real Property, and good title to all of the Collateral and all of its other Property, in each case, free and clear of all Liens except Permitted Liens. Borrower has paid or discharged all lawful claims which, if unpaid, might become a Lien against any of Borrower's Properties that is not a Permitted Lien. The Liens granted to Lender under Section 5 hereof are first priority Liens, subject only to Permitted Liens.

     7.1.8 Accounts. Lender may rely, in determining which Accounts are Eligible Accounts, on all statements and representations made by Borrower with respect to any Account or Accounts and, with respect to Accounts shown on any borrowing base certificate as Eligible Accounts, such Accounts satisfy all requirements of Eligible Accounts.

     7.1.9 Equipment. The Equipment is in good operating condition and repair, and all necessary replacements of and repairs thereto shall be made so that the value and operating efficiency of the Equipment shall be maintained and preserved, reasonable wear and tear excepted. Borrower will not permit any of the Equipment to become affixed to any real Property leased to Borrower so that an interest arises therein under the real estate laws of the applicable jurisdiction unless the landlord of such real Property has executed a landlord waiver or leasehold mortgage in favor of and in form acceptable to Lender, and Borrower will not permit any of the Equipment to become an accession to any personal Property other than Equipment that is subject to first priority (except for Permitted Liens) Liens in favor of Lender.

     7.1.10 Financial Statements; Fiscal Year. The Consolidated and consolidating balance sheets of Borrower and such other Persons described therein (including the accounts of all Subsidiaries of Borrower for the respective periods during which a Subsidiary relationship existed) as of June 2, 1996, and the related statements of income, changes in stockholder's equity, and changes in financial position for the periods ended on such dates, have been prepared in accordance with GAAP, and present fairly the financial positions of Borrower and such Persons at such dates and the results of Borrower's operations for such periods. Since June 2, 1996, there has been no material adverse change in the condition, financial or otherwise, of Borrower and such other Persons as shown on the Consolidated

STL-506421.07
balance sheet as of such date and no change in the aggregate value of Equipment and real Property owned by Borrower or such other Persons, except changes in the ordinary course of business, none of which individually or in the aggregate has been materially adverse. The fiscal year of Borrower and each of its Subsidiaries ends on the Sunday nearest the last day of November of each year.

     7.1.11 Full Disclosure.  The financial statements referred to in subsection
7.1.10 hereof do not, nor does this Agreement or any other written statement of Borrower to Lender, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact which Borrower has failed to disclose to Lender in writing which materially affects adversely or, so far as Borrower can now foresee, will materially affect adversely the Properties, business, prospects, profits or condition (financial or otherwise) of Borrower or any of its Subsidiaries or the ability of Borrower or its Subsidiaries to perform this Agreement or the other Loan Documents.

     7.1.12 Solvent Financial Condition. Each of Borrower and its Subsidiaries is now and, after giving effect to the Loans to be made and the Letters of Credit and LC Guaranties to be issued hereunder, at all times will be, Solvent.

     7.1.13 Surety Obligations. Except for the RSI Guaranty, neither Borrower nor any of its Subsidiaries is obligated as surety or indemnitor under any surety or similar bond or other contract issued or entered into any agreement to assure payment, performance or completion of performance of any undertaking or obligation of any Person.

     7.1.14 Taxes. Borrower's federal tax identification number is 38-2266858. The federal tax identification number of each of Borrower's Subsidiaries is shown on Exhibit F hereto. Borrower and each of its Subsidiaries has filed all federal, state and local tax returns and other reports it is required by law to file and has paid, or made provision for the payment of, all taxes, assessments, fees, levies and other governmental charges upon it, its income and Properties as and when such taxes, assessments, fees, levies and charges that are due and payable, unless and to the extent any thereof are being actively contested in good faith and by appropriate proceedings and Borrower maintains reasonable reserves on its books therefor. The provision for taxes on the books of Borrower and its Subsidiaries are adequate for all years not closed by applicable statutes, and for its current fiscal year.

     7.1.15 Brokers. There are no claims for brokerage commissions, finder's fees or investment banking fees in

STL-506421.07
connection with the transactions contemplated by this Agreement.

     7.1.16 Patents, Trademarks, Copyrights and Licenses. Except as otherwise disclosed in Exhibit G, each of Borrower and its Subsidiaries owns or possesses all the patents, trademarks, service marks, trade names, copyrights and licenses necessary for the present and planned future conduct of its business without any known conflict with the rights of others. All such patents, trademarks, service marks, tradenames, copyrights, licenses and other similar rights are listed on Exhibit G hereto.

     7.1.17 Governmental Consents. Each of Borrower and its Subsidiaries has, and is in good standing with respect to, all governmental consents, approvals, licenses, authorizations, permits, certificates, inspections and franchises necessary to continue to conduct its business as heretofore or proposed to be conducted by it and to own or lease and operate its Properties as now owned or leased by it, except where the failure to have such consents, approvals, authorizations, permits, certificates, inspections or franchises, individually or in the aggregate, would not have a material adverse effect on Borrower's business operations or financial condition.

     7.1.18 Compliance with Laws. Each of Borrower and its Subsidiaries has duly complied with, and its Properties, business operations and leaseholds are in compliance in all material respects with, the provisions of all federal, state and local laws, rules and regulations applicable to Borrower or such Subsidiary, as applicable, its Properties or the conduct of its business and there have been no citations, notices or orders of noncompliance issued to Borrower or any of its Subsidiaries under any such law, rule or regulation, except where such noncompliance will not have a material adverse effect on Borrower's business operations or financial condition. Each of Borrower and its Subsidiaries has established and maintains an adequate monitoring system to insure that it remains in material compliance with all federal, state and local laws, rules and regulations applicable to it. No Inventory has been produced in violation of the Fair Labor Standards Act (29 U.S.C. ss. 201 et seq.), as amended.

     7.1.19 Restrictions. Neither Borrower nor any of its Subsidiaries is a party or subject to any contract, agreement, or charter or other corporate restriction, which materially and adversely affects its business or the use or ownership of any of its Properties. Neither Borrower nor any of its Subsidiaries is a party or subject to any contract or agreement which restricts its right or ability to incur Indebtedness, other than as set forth on Exhibit H hereto, none of which prohibit the execution of or compliance with this Agreement or the other Loan Documents by Borrower or any of its Subsidiaries, as applicable.

STL-506421.07

     7.1.20 Litigation. Except as set forth on Exhibit I hereto, there are no actions, suits, proceedings or investigations pending, or to the knowledge of Borrower, threatened, against or affecting Borrower or any of its Subsidiaries, or the business, operations, Properties, prospects, profits or condition of Borrower or any of its Subsidiaries. Neither Borrower nor any of its Subsidiaries is in default with respect to any order, writ, injunction, judgment, decree or rule of any court, governmental authority or arbitration board or tribunal.

     7.1.21 No Defaults. No event has occurred and no condition exists which would, upon or after the execution and delivery of this Agreement or Borrower's performance hereunder, constitute a Default or an Event of Default. Neither Borrower nor any of its Subsidiaries is in default, and no event has occurred and no condition exists which constitutes, or which with the passage of time or the giving of constitute, a default in the payment Person for Money Borrowed.

     7.1.22 Leases. Exhibit J hereto is a complete listing of all capitalized leases of Borrower and its Subsidiaries and Exhibit K hereto is a complete listing of all operating leases of Borrower and its Subsidiaries. Each of Borrower and its Subsidiaries is in full compliance with all of the terms of each of its respective capitalized and operating leases.

     7.1.23 Pension Plans. Except as disclosed on Exhibit L hereto, neither Borrower nor any of its Subsidiaries has any Plan. Borrower and each of its Subsidiaries is in material compliance with the requirements of ERISA and the regulations promulgated thereunder with respect to each Plan. No fact or situation that could result in a material adverse change in the financial condition of Borrower or any of its Subsidiaries exists in connection with any Plan. Neither Borrower nor any of its Subsidiaries has any withdrawal liability in connection with a Multiemployer Plan.

     7.1.24 Trade Relations. There exists no actual or, to Borrower's knowledge, threatened termination, cancellation or limitation of, or any modification or change in, the business relationship between Borrower or any of its Subsidiaries and any customer or any group of customers whose purchases individually or in the aggregate are material to the business of Borrower or any of its Subsidiaries, or with any material supplier, and there exists no present condition or state of facts or circumstances which would materially affect adversely Borrower or any of its Subsidiaries or prevent Borrower or any of its Subsidiaries from

STL-506421.07
conducting such business after the consummation of the transaction contemplated by this Agreement in substantially the same manner in which it has heretofore been conducted.

     7.1.25 Labor Relations. Except as described on Exhibit M hereto, neither Borrower nor any of its Subsidiaries is a party to any collective bargaining agreement. There are no material grievances, disputes or controversies with any union or any other organization of Borrower's or any of its Subsidiaries' employees, or threats of strikes, work stoppages or any asserted pending demands for collective bargaining by any union or organization.

     7.2 Continuous Nature of Representations and Warranties. Each representation and warranty contained in this Agreement and the other Loan Documents shall be continuous in nature and shall remain accurate, complete and not misleading at all times during the term of this Agreement, except for changes in the nature of Borrower's or its Subsidiaries' business or operations that would render the information in any exhibit attached hereto either inaccurate, incomplete or misleading, so long as Lender has consented to such changes or such changes are expressly permitted by this Agreement.

     7.3 Survival of Representations and Warranties. All representations and warranties of Borrower contained in this Agreement or any of the other Loan Documents shall survive the execution, delivery and acceptance thereof by Lender and the parties thereto and the closing of the transactions described therein or related thereto, until such time as all the Obligations are paid and performed in full, all the Collateral is released, and Lender shall have no further potential liability hereunder.

SECTION B.      COVENANTS AND CONTINUING AGREEMENTS

     8.1  Affirmative  Covenants.   During  the  term  of  this  Agreement,  and
thereafter for so long as there are any Obligations to Lender, Borrower covenants that, unless otherwise consented to by Lender in writing, it shall:

     8.1.1 Visits and Inspections. Permit representatives of Lender, from time to time, as often as may be reasonably requested, but only during normal business hours and upon notice to Borrower, to visit and inspect the Properties of Borrower and each of its Subsidiaries, inspect, audit and make extracts from its books and records, and discuss with its officers, its employees and its independent accountants, Borrower's and each of its Subsidiaries' business, assets, liabilities, financial condition, business prospects and results of operations.

STL-506421.07

     8.1.2 Notices. Promptly notify Lender in writing of the occurrence of any event or the existence of any fact which renders any representation or warranty in this Agreement or any of the other Loan Documents inaccurate, incomplete or misleading.

     8.1.3 Financial Statements. Keep, and cause each Subsidiary to keep, adequate records and books of account with respect to its business activities in which proper entries are made in accordance with GAAP reflecting all its financial transactions; and cause to be prepared and furnished to Lender the following (all to be prepared in accordance with GAAP applied on a consistent basis, unless Borrower's certified public accountants concur in any change therein and such change is disclosed to Lender and is consistent with GAAP):

          (i) not later than 120 days after the close of each fiscal year of Borrower, unqualified audited financial statements of Harrow Industries and Harrow Delaware, and their respective Subsidiaries as of the end of such year, each on a Consolidated and consolidating basis, certified by a firm of independent certified public accountants of recognized standing selected by Borrower but acceptable to Lender (except for a qualification for a change in accounting principles with which the accountant concurs);

          (ii) not later than 30 days after the end of each month hereafter, including the last month of Borrower's fiscal year, unaudited interim financial statements of Harrow Industries and Borrower, and their respective Subsidiaries as of the end of such month and of the portion of Borrower's financial year then elapsed, on a Consolidated and consolidating basis, certified by the principal financial officer of each such company, as appropriate, as prepared in accordance with GAAP and fairly presenting the Consolidated financial position and results of operations of such companies for such month and period subject only to changes from audit and year-end adjustments and except that such statements need not contain notes;

          (iii) promptly after the sending or filing thereof, as the case may be, copies of any proxy statements, financial statements or reports which Harrow Industries or any of its Subsidiaries has made available to its shareholders and copies of any regular, periodic and special reports or registration statements which Harrow Industries or any of its Subsidiaries files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or any national securities exchange;


STL-506421.07

          (iv) promptly, upon request by Lender, after the filing thereof, copies of any annual report to be filed with ERISA in connection with each Plan; and

          (v) such other data and information (financial and otherwise) as Lender, from time to time, may reasonably request, bearing upon or related to the Collateral or Harrow Industries' and each of its Subsidiaries' financial condition or results of operations.

     Within 120 days of the delivery of the financial statements described in clause (i) of this subsection 8.1.3, Borrower shall forward to Lender a copy of the accountants' letter to management that is prepared in connection with such financial statements and also shall cause to be prepared and shall furnish to Lender a certificate of the aforesaid certified public accountants certifying to Lender that, based upon their examination of the financial statements of Harrow Industries and Harrow Delaware, and their respective Subsidiaries, performed in connection with their examination of said financial statements, they are not aware of any Default or Event of Default, or, if they are aware of such Default or Event of Default, specifying the nature thereof, and acknowledging, in a manner satisfactory to Lender, that they are aware that Lender is relying on such financial statements in making its decisions with respect to the Loans. Concurrently with the delivery of the quarterly and year-end financial statements described above, or more frequently if requested by Lender, Borrower shall cause to be prepared and furnished to Lender a Compliance Certificate in the form of Exhibit N hereto executed by the Chief Financial Officer of Borrower.

     8.1.4 Landlord and Storage Agreements. Provide Lender with copies of all agreements between Borrower or any of its Subsidiaries and any landlord or warehouseman which owns any premises at which any Inventory may, from time to time, be kept.

     8.1.5 Guarantor Financial Statements. Deliver or cause to be delivered to Lender financial statements for each Guarantor in form and substance satisfactory to Lender at such intervals and covering such time periods as Lender may request.

     8.1.6 Projections. No later than 30 days prior to the end of each fiscal year of Borrower, deliver to Lender Projections of Borrower and RSI for the forthcoming 3 years, year by year, and for the forthcoming fiscal year, month by month.

     8.2 Negative Covenants. During the term of this Agreement, and thereafter for so long as there are any Obligations to Lender, Borrower covenants that, unless Lender has first consented thereto in writing, it will not:

STL-506421.07

     8.2.1 Mergers; Consolidations; Acquisitions. Except for a merger of Harrow Corporation into Harrow Industries, merge or consolidate, or permit any Subsidiary of Borrower to merge or consolidate, with any Person, except a consolidation or merger involving only Borrower and RSI in which Borrower is the sole surviving entity; nor acquire, nor permit any of its Subsidiaries to acquire, all or any substantial part of the Properties of any Person.

     8.2.2 Loans. Make, or permit any Subsidiary of Borrower to make, any loans or other advances of money (other than for salary, travel advances, advances against commissions and other similar advances in the ordinary course of business, and advances permitted by Section 4 of the Distribution Agreement) to any Person.

     8.2.3 Total Indebtedness. Create, incur, assume, or suffer to exist, or permit any Subsidiary of Borrower to create, incur or suffer to exist, any Indebtedness, except:

          (i) Obligations owing to Lender;

          (ii) Subordinated Debt existing on the date of this Agreement;

          (iii) Indebtedness of any Subsidiary of Borrower to Borrower;

          (iv) accounts payable to trade creditors and current operating expenses (other than for Money Borrowed) which are not aged more than 120 days from billing date or more than 30 days from the due date, in each case incurred in the ordinary course of business and paid within such time period, unless the same are being actively contested in good faith and by appropriate and lawful proceedings; and Borrower or such Subsidiary shall have set aside such reserves, if any, with respect thereto as are required by GAAP and deemed adequate by Borrower or such Subsidiary and its independent accountants;

          (v) Obligations to pay Rentals permitted by subsection 8.2.13;

          (vi) Permitted Purchase Money Indebtedness;

          (vii) Capitalized Lease Obligations in connection with certain leases, in an aggregate amount not to exceed $1,000,000;

          (viii) The Intercompany Note as in effect on the

STL-506421.07
                                     - 28 -
     date hereof;

          (ix) obligations under the Consulting Agreement;

          (x) contingent liabilities arising out of endorsements of checks and other negotiable instruments for deposit or collection in the ordinary course of business; and

          (xi) Indebtedness not included in paragraphs (i) through (x) above which does not exceed at any time, in the aggregate, the sum of $300,000.

     8.2.4 Affiliate Transactions. Enter into, or be a party to, or permit any Subsidiary of Borrower to enter into or be a party to, any transaction with any Affiliate of Borrower or stockholder, except in the ordinary course of and pursuant to the reasonable requirements of Borrower's or such Subsidiary's business and upon fair and reasonable terms which are fully disclosed to Lender and are no less favorable to Borrower than would obtain in a comparable arm's length transaction with a Person not an Affiliate or stockholder of Borrower or such Subsidiary.

     8.2.5 Limitation on Liens. Create or suffer to exist, or permit any Subsidiary of Borrower to create or suffer to exist, any Lien upon any of its Property, income or profits, whether now owned or hereafter acquired, except:

          (i) Liens at any time granted in favor of Lender;

          (ii) Liens for taxes (excluding any Lien imposed pursuant to any of the provisions of ERISA) not yet due, or being contested in the manner described in subsection 7.1.14 hereto, but only if in Lender's judgment such Lien does not adversely affect Lender's rights or the priority of Lender's Lien in the Collateral;

          (iii) Liens arising in the ordinary course of Borrower's business by operation of law or regulation, but only if payment in respect of any such Lien is not at the time required and such Liens do not, in the aggregate, materially detract from the value of the Property of Borrower or materially impair the use thereof in the operation of Borrower's business;

          (iv)  Purchase   Money  Liens   securing   Permitted   Purchase  Money
     Indebtedness;

STL-506421.07
                                     - 29 -

          (v) Liens securing Indebtedness of one of Borrower's Subsidiaries to Borrower or another such Subsidiary;

          (vi) such other Liens as appear on Exhibit 0 hereto; and

          (vii) such other Liens as Lender may hereafter approve in writing.

     8.2.6 Subordinated Debt. Make, or permit any Subsidiary of Borrower to make, any payment of any part or all of any Subordinated Debt or take any other action or omit to take any other action in respect of any Subordinated Debt, except in accordance with the applicable subordination agreement relative thereto and the prepayment of up to $12,000,000 of the outstanding principal amount of the Intercompany Note as provided in subsection 1.1.2 hereof.

     8.2.7   Distributions.   Make,  or  permit  any  Subsidiary  to  make,  any
Distributions except as provided in the Distribution Agreement.

     8.2.8 Capital Expenditures. Make Capital Expenditures (including, without limitation, by way of capitalized leases) which, in the aggregate, as to Borrower and its Subsidiaries, exceed $6,000,000 during any fiscal year of Borrower.

     8.2.9 Disposition of Assets. Sell, lease or otherwise dispose of any of, or permit any Subsidiary of Borrower to sell, lease or otherwise dispose any of, its Properties, including any disposition of Property as part of a sale and leaseback transaction, to or in favor of any Person, except (i) sales of Inventory in the ordinary course of business for so long as no Event of Default exists hereunder, (ii) a transfer of Property to Borrower by a Subsidiary of Borrower or (iii) dispositions expressly authorized by this Agreement.

     8.2.10 Stock of Subsidiaries. Permit any of its Subsidiaries to issue any additional shares of its capital stock except director's qualifying shares.

     8.2.11 Bill-and-Hold Sales, Etc. Make a sale to any customer on a bill-and-hold, guaranteed sale, sale and return, sale on approval or consignment basis, or any sale on a repurchase or return basis.

     8.2.12 Restricted Investment. Make or have, or permit any Subsidiary of Borrower to make or have, any Restricted Investment.

STL-506421.07

     8.2.13 Leases. Become, or permit any of its Subsidiaries to become, a lessee under any operating lease (other than a lease under which Borrower or any of its Subsidiaries is lessor) of Property if the aggregate Rentals payable during any current or future period of 12 consecutive months under the lease in question and all other leases under which Borrower or any of its Subsidiaries is then lessee would exceed $4,000,000. The term "Rentals" means, as of the date of determination, all payments which the lessee is required to make by the terms of any lease.

     8.2.14 Tax Consolidation. File or consent to the filing of any consolidated income tax return with any Person other than Harrow Industries, Harrow Corporation, Harrow Delaware, Harrow Group International, and RSI.

     8.2.15 Compensation. Except as set forth on Exhibit 8.2.15 and the incentive compensation paid pursuant to the terms of the Executive Management Incentive Plan dated December 1, 1990, as in effect on the date hereof but with such reasonable amendments to the amounts payable thereunder as may be made from time to time, permit the total annual compensation (including, without limitation, salaries, fees, bonuses, commissions and other payments, whether direct or indirect, in money, or otherwise) of its officers, shareholders and directors to exceed during any fiscal year of Borrower 110% of the amount paid during the preceding fiscal year.

     8.3 Specific Financial Covenants. During the term of this Agreement, and thereafter for so long as there are any Obligations to Lender, Borrower covenants that, unless otherwise consented to by Lender in writing, it shall:

     8.3.1 Book Net Worth. Maintain at all times a Consolidated book net worth, determined in accordance with GAAP, of not less than the amounts shown below for the period corresponding thereto:


         Period                     Amount

         Fiscal  Year  1996         $1,000,000
         Fiscal  Year  1997         $1,000,000
         Fiscal  Year  1998         $3,000,000
         Fiscal  Year  1999         $5,000,000
         Fiscal  Year  2000         $7,000,000
         Fiscal  Year  2001         $9,000,000

     8.3.2 Current Ratio. Maintain at all times a ratio

STL-506421.07
of Consolidated Current Assets to Consolidated Current Liabilities of not less than 1.5 to 1.0.

     8.3.3 Profitability. Achieve Consolidated EBIT of not less than the amount shown below during the period corresponding thereto:


         Period            Amount

         First Fiscal Quarter of each Fiscal Year             $1,600,000
         Second Fiscal Quarter of each Fiscal Year            $2,700,000
         Third Fiscal Quarter of each Fiscal Year             $2,000,000
         Fourth Fiscal Quarter of each Fiscal Year            $3,200,000
         Each Fiscal Year                                     $9,500,000

     8.3.4  Interest  Coverage.   Maintain  a  ratio  of  Consolidated  EBIT  to
Consolidated Interest Expense of not less than the ratio shown below for the period corresponding thereto:


         Period            Ratio

         Third Fiscal Quarter of Fiscal Year 1996                   1.18 to 1.0
         Fourth Fiscal Quarter of Fiscal Year 1996                  2.13 to 1.0
         First Fiscal Quarter of each Fiscal Year
               after Fiscal Year 1996                               1.10 to 1.0
         Second Fiscal Quarter of each Fiscal Year
               after Fiscal Year 1996                               1.80 to 1.0
         Third Fiscal Quarter of each Fiscal Year
               after Fiscal Year 1996                               1.30 to 1.0
         Fourth Fiscal Quarter of each Fiscal Year
               after Fiscal Year 1996                               2.30 to 1.0

     8.3.5 Cash Flow. Maintain a ratio of Consolidated Cash Flow to Consolidated
Fixed   Charges  of  not  less  than  the  ratio  shown  below  for  the  period corresponding thereto:

         Period                     Ratio

         Fiscal Year 1996                    1.0 to 1.0
         Fiscal Year 1997                    1.0 to 1.0
         Fiscal Year 1998                    1.1 to 1.0
         Fiscal Year 1998 and thereafter     1.2 to 1.0






STL-506421.07

SECTION 9.      CONDITIONS PRECEDENT

     Notwithstanding any other provision of this Agreement or any of the other Loan Documents, and without affecting in any manner the rights of Lender under the other sections of this Agreement, Lender shall not be required to make any Loan under this Agreement unless and until each of the following conditions has been and continues to be satisfied:

     9.1 Documentation. Lender shall have received, in form and substance satisfactory to Lender and its counsel, a duly executed copy of this Agreement and the other Loan Documents, together with such additional documents, instruments, certificates and opinions of Borrower's counsel as Lender and its counsel shall require in connection therewith from time to time, all in form and substance satisfactory to Lender and its counsel.

     9.2 No Default. No Default or Event of Default shall exist.

     9.3 Other Loan Documents. Each of the conditions precedent set forth in the other Loan Documents shall have been satisfied.

     9.4 Availability. Lender shall have determined that immediately after Lender has made the initial Loans and issued the initial Letters of Credit and LC Guaranties contemplated hereby, and paid all closing costs incurred in connection with the transactions contemplated hereby, Availability shall not be less than $3,000,000.

     9.5 No Litigation. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of this Agreement or the consummation of the transactions contemplated hereby.

     9.6 Subordinated Debt. Lender shall have determined that immediately after Lender has made the initial Loans and issued the initial Letters of Credit and LC Guaranties contemplated hereby, Borrower shall have no less than $26,000,000 of Subordinated Debt.


SECTION 10.     EVENTS OF DEFAULT; RIGHTS AND REMEDIES ON DEFAULT

     10.1 Events of Default. The occurrence of one or more of the following events shall constitute an "Event of Default":


STL-506421.07

     10.1.1 Payment of Notes. Borrower shall fail to pay any installment of principal, interest or premium, if any, owing on the Term Note on or within 5 days of the due date of such installment.

     10.1.2 Payment of Other Obligations. Borrower shall fail to pay any of the Obligations that are not evidenced by the Term Note on or within 5 days of the due date thereof (whether due at stated maturity, on demand, upon acceleration or otherwise).

     10.1.3 Misrepresentations. Any representation, warranty or other statement made or furnished to Lender by or on behalf of Borrower, any Subsidiary of Borrower or Guarantor in this Agreement, any of the other Loan Documents or any instrument, certificate or financial statement furnished in compliance with or in reference thereto proves to have been false or misleading in any material respect  when made or  furnished  or when  reaffirmed  pursuant  to Section  7.2 hereof.

     10.1.4 Breach of Specific Covenants. Borrower shall fail or neglect to perform, keep or observe any covenant contained in Sections 5.2, 5.3, 6.1.1, 6.2, 8.1.1, 8.1.3, 8.2 or 8.3 hereof on the date that Borrower is required to perform, keep or observe such covenant.

     10.1.5 Breach of Other Covenants. Borrower shall fail or neglect to perform, keep or observe any covenant contained in this Agreement (other than a covenant which is dealt with specifically elsewhere in Section 10.1 hereof) and the breach of such other covenant is not cured to Lender's satisfaction within 30 days after the sooner to occur of Borrower's receipt of notice of such breach from Lender or the date on which such failure or neglect first becomes known to any officer of Borrower.

     10.1.6 Default Under Security Documents/Other Agreements. Any event of default shall occur under, or Borrower shall default in the performance or observance of any term, covenant, condition or agreement contained in, any of the Security Documents or the Other Agreements and such default shall continue beyond any applicable grace period.

     10.1.7 Other Defaults. There shall occur any default or event of default on the part of Borrower under any agreement, document or instrument to which Borrower is a party or by which Borrower or any of its Property is bound, creating or relating to any Indebtedness (other than the Obligations) if the payment or maturity of such Indebtedness is accelerated in consequence of such event of default or demand for payment of such Indebtedness is made.

STL-506421.07

     10.1.8 Uninsured Losses. Any material loss, theft, damage or destruction of any of the Collateral not fully covered (subject to such deductibles as Lender shall have permitted) by insurance.

     10.1.9 Insolvency and Related Proceedings. Borrower or any Guarantor shall cease to be Solvent or shall suffer the appointment of a receiver, trustee, custodian or similar fiduciary, or shall make an assignment for the benefit of creditors, or any petition for an order for relief shall be filed by or against Borrower or any Guarantor under the Bankruptcy Code (if against Borrower or any Guarantor, the continuation of such proceeding for more than 30 days), or Borrower or any Guarantor shall make any offer of settlement, extension or composition to their respective unsecured creditors generally.

     10.1.10 Business Disruption; Condemnation. There shall occur a cessation of a substantial part of the business of Borrower, any Subsidiary of Borrower or any Guarantor for a period which significantly affects Borrower's or such Guarantor's capacity to continue its business, on a profitable basis; or Borrower, any Subsidiary of Borrower or any Guarantor shall suffer the loss or revocation of any material license or permit now held or hereafter acquired by Borrower or such Guarantor which is necessary to the continued or lawful operation of its business; or Borrower or any Guarantor shall be enjoined, restrained or in any way prevented by court, governmental or administrative order from conducting all or any material part of its business affairs; or any material lease or agreement pursuant to which Borrower or any Guarantor leases, uses or occupies any Property shall be canceled or terminated prior to the expiration of its stated term and no substitute lease shall have been executed; or any part of the Collateral shall be taken through condemnation or the value of such Property shall be impaired through condemnation and the proceeds thereof shall not be considered adequate substitute collateral by Lender, based upon its reasonable credit judgment.

     10.1.11 Change of Ownership. There shall occur a change of ownership of more than forty-nine percent (49%) of the voting stock of Harrow Industries, or Harrow Industries shall cease to own and control, beneficially and of record, directly or indirectly through the ownership of one or more subsidiaries, 100% of the issued and outstanding capital stock (voting and nonvoting) of Borrower.

     10.1.12  ERISA.  A Reportable  Event shall occur which Lender,  in its sole discretion, shall determine in good faith constitutes grounds for the termination by the Pension Benefit Guaranty Corporation of any Plan or for the appointment by the

STL-506421.07
appropriate United States district court of a trustee for any Plan, or if any Plan shall be terminated or any such trustee shall be requested or appointed, or if Borrower, any Subsidiary of Borrower or any Guarantor is in "default" (as defined in Section 4219(c)(5) of ERISA) with respect to payments to a
Multiemployer Plan resulting from Borrower's, such Subsidiary's or such Guarantor's complete or partial withdrawal from such Plan.

     10.1.13 Challenge to Agreement. Borrower, any Subsidiary of Borrower or any Guarantor, or any Affiliate of any of them, shall challenge or contest in any action, suit or proceeding the validity or enforceability of this Agreement, or any of the other Loan Documents, the legality or enforceability of any of the Obligations or the perfection or priority of any Lien granted to Lender.

     10.1.14 Repudiation of or Default Under Guaranty Agreement. Any Guarantor shall revoke or attempt to revoke the Guaranty Agreement signed by such Guarantor, or shall repudiate such Guarantor's liability thereunder or shall be in default under the terms thereof.

     10.1.15 Default under Distribution Agreement or Pledge Agreement. Harrow Industries, Harrow Corporation, Harrow Delaware or Borrower shall be in default in any respect under the Distribution Agreement, or Harrow Delaware shall be in default in any respect under its Pledge Agreement in favor of Lender dated as of April 5, 1991.

     10.1.16 Criminal Forfeiture. Borrower or any Guarantor or any Subsidiary of Borrower or any Guarantor shall be criminally indicted or convicted under any law that could lead to a forfeiture of any Property of Borrower or any Guarantor or any Subsidiary of Borrower or any Guarantor.

     10.1.17 Judgments. Any material money judgment, writ of attachment or similar process is filed against Borrower, any Subsidiary of Borrower or any Guarantor, or any of their respective Property.

     10.2 Acceleration of the Obligations. Without in any way limiting the right of Lender to demand payment of any portion of the Obligations payable on demand in accordance with Section 3.2 hereof, upon or at any time after the occurrence of an Event of Default, all or any portion of the Obligations shall, at the option of Lender and without presentment, demand protest or further notice by Lender, become at once due and payable and Borrower shall forthwith pay to Lender, the full amount of such Obligations, provided, that upon the occurrence of an Event of Default specified in subsection 10.1.10 hereof, all of the

STL-506421.07

Obligations shall become automatically due and payable without declaration, notice or demand by Lender.

     10.3 Other Remedies. Upon and after the occurrence of an Event of Default, Lender shall have and may exercise from time to time the following rights and remedies:

     10.3.1 All of the rights and remedies of a secured party under the Code or under other applicable law, and all other legal and equitable rights to which Lender may be entitled, all of which rights and remedies shall be cumulative and shall be in addition to any other rights or remedies contained in this Agreement or any of the other Loan Documents, and none of which shall be exclusive.

     10.3.2 The right to take immediate possession of the Collateral, and to (i) require Borrower to assemble the Collateral, at Borrower's expense, and make it available to Lender at a place designated by Lender which is reasonably convenient to both parties, and (ii) enter any premises where any of the Collateral shall be located and to keep and store the Collateral on said premises until sold (and if said premises be the Property of Borrower, Borrower agrees not to charge Lender for storage thereof).

     10.3.3 The right to sell or otherwise dispose of all or any Collateral in its then condition, or after any further manufacturing or processing thereof, at public or private sale or sales, with such notice as may be required by law, in lots or in bulk, for cash or on credit, all as Lender, in its sole discretion, may deem advisable. Borrower agrees that 10 days written notice to Borrower of any public or private sale or other disposition of Collateral shall be reasonable notice thereof, and such sale shall be at such locations as Lender may designate in said notice. Lender shall have the right to conduct such sales on Borrower's premises, without charge therefor, and such sales may be adjourned from time to time in accordance with applicable law. Lender shall have the right to sell, lease or otherwise dispose of the Collateral, or any part thereof, for cash, credit or any combination thereof, and Lender may purchase all or any part of the Collateral at public or, if permitted by law, private sale and, in lieu of actual payment of such purchase price, may set off the amount of such price against the Obligations. The proceeds realized from the sale of any Collateral may be applied, after allowing 2 Business Days for collection, first to the costs, expenses and attorneys' fees incurred by Lender in collecting the Obligations, in enforcing the rights of Lender under the Loan Documents and in collecting, retaking, completing, protecting, removing, storing, advertising for sale, selling and delivering any Collateral, second to the interest due upon any of the Obligations; and third, to the principal of the Obligations.

STL-506421.07

 If any deficiency shall arise, Borrower and each Guarantor shall remain jointly and severally liable to Lender therefor.

     10.3.4 Lender is hereby granted a license or other right to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, tradenames, trademarks and advertising matter, or any Property of a similar nature, as it pertains to the Collateral, in advertising for sale and selling any Collateral and Borrower's rights under all licenses and all franchise agreements shall inure to Lender's benefit.

     10.3.5 Lender may, at its option, require Borrower to deposit with Lender funds equal to the LC Amount and, if Borrower fails to promptly make such deposit, Lender may advance such amount as a Revolving Credit Loan (whether or not an Overadvance is created thereby). Any such deposit or advance shall be held by Lender as a reserve to fund future payments on such LC Guaranties and future drawings against such Letters of Credit. At such time as all LC Guaranties have been paid or terminated and all Letters of Credit have been drawn upon or expired, any amounts remaining in such reserve shall be applied against any outstanding Obligations, or, if all Obligations have been indefeasibly paid in full, returned to Borrower.

     10.4 Remedies Cumulative; No Waiver. All covenants, conditions, provisions, warranties, guaranties, indemnities, and other undertakings of Borrower contained in this Agreement and the other Loan Documents, or in any document referred to herein or contained in any agreement supplementary hereto or in any schedule or in any Guaranty Agreement given to Lender or contained in any other agreement between Lender and Borrower, heretofore, concurrently, or hereafter entered into, shall be deemed cumulative to and not in derogation or substitution of any of the terms, covenants, conditions, or agreements of Borrower herein contained. The failure or delay of Lender to require strict performance by Borrower of any provision of this Agreement or to exercise or enforce any rights, Liens, powers, or remedies hereunder or under any of the aforesaid agreements or other documents or security or Collateral shall not operate as a waiver of such performance, Liens, rights, powers and remedies, but all such requirements, Liens, rights, powers, and remedies shall continue in full force and effect until all Loans and all other Obligations owing or to become owing from Borrower to Lender shall have been fully satisfied. None of the undertakings, agreements, warranties, covenants and representations of Borrower contained in this Agreement or any of the other Loan Documents and no Event of Default by Borrower under this Agreement or any other Loan Documents shall be deemed to have been suspended or waived by Lender, unless such suspension or waiver is by an instrument in writing specifying such suspension or waiver and is

STL-506421.07
signed by a duly authorized representative of Lender and directed to Borrower.

SECTION 11.     MISCELLANEOUS

     11.1 Power of Attorney. Borrower hereby irrevocably designates, makes, constitutes and appoints Lender (and all Persons designated by Lender) as Borrower's true and lawful attorney (and agent-in-fact) and Lender, or Lender's agent, may, without notice to Borrower and in either Borrower's or Lender's name, but at the cost and expense of Borrower:

     11.1.1 At such time or times upon or after the occurrence of a Default or an Event of Default as Lender or said agent, in its sole discretion, may determine, endorse Borrower's name on any checks, notes, acceptances, drafts, money orders or any other evidence of payment or proceeds of the Collateral which come into the possession of Lender or under Lender's control.

     11.1.2 At such time or times upon or after the occurrence of an Event of Default as Lender or its agent in its sole discretion may determine: (i) demand payment of the Accounts from the Account Debtors, enforce payment of the Accounts by legal proceedings or otherwise, and generally exercise all of Borrower's rights and remedies with respect to the collection of the Accounts;
(ii) settle, adjust, compromise, discharge or release any of the Accounts or other Collateral or any legal proceedings brought to collect any of the Accounts or other Collateral; (iii) sell or assign any of the Accounts and other Collateral upon such terms, for such amounts and at such time or times as Lender deems advisable; (iv) take control, in any manner, of any item of payment or proceeds relating to any Collateral; (v) prepare, file and sign Borrower's name to a proof of claim in bankruptcy or similar document against any Account Debtor or to any notice of lien, assignment or satisfaction of lien or similar document in connection with any of the Collateral; (vi) receive, open and dispose of all mail addressed to Borrower and to notify postal authorities to change the address for delivery thereof to such address as Lender may designate; (vii) endorse the name of Borrower upon any of the items of payment or proceeds relating to any Collateral and deposit the same to the account of Lender on account of the Obligations; (viii) endorse the name of Borrower upon any chattel paper, document, instrument, invoice, freight bill, bill of lading or similar document or agreement relating to the Accounts, Inventory and any other Collateral; (ix) use Borrower's stationery and sign the name of Borrower to verifications of the Accounts and notices thereof to Account Debtors; (x) use the information recorded on or contained in any data processing equipment and computer hardware and software relating to the Accounts, Inventory, Equipment and any other Collateral; (xi)

STL-506421.07
make and adjust claims under policies of insurance;  and (xii) do all other acts
and  things  necessary,  in  Lender's   determination,   to  fulfill  Borrower's
obligations under this Agreement.

     11.2 Indemnity. Borrower hereby agrees to indemnify Lender and hold Lender harmless from and against any liability, loss, damage, suit, action or proceeding ever suffered or incurred by Lender (including reasonable attorneys fees and legal expenses) as the result of Borrower's failure to observe, perform or discharge Borrower's duties hereunder. In addition, Borrower shall defend Lender against and save it harmless from all claims of any Person with respect to the Collateral. Without limiting the generality of the foregoing, these indemnities shall extend to any claims asserted against Lender by any Person under any Environmental Laws or similar laws by reason of Borrower's or any other Person's failure to comply with laws applicable to solid or hazardous waste materials or other toxic substances. Notwithstanding any contrary provision in this Agreement, the obligation of Borrower under this Section 11.2 shall survive the payment in full of the Obligations and the termination of this Agreement.

     11.3 Modification of Agreement; Sale of Interest. This Agreement may not be modified, altered or amended, except by an agreement in writing signed by Borrower and Lender. Borrower may not sell, assign or transfer any interest in this Agreement, any of the other Loan Documents, or any of the Obligations, or any portion thereof, including, without limitation, Borrower's rights, title, interests, remedies, powers, and duties hereunder or thereunder. Borrower hereby consents to Lender's participation, sale, assignment, transfer or other disposition, at any time or times hereafter, of this Agreement and any of the other Loan Documents, or of any portion hereof or thereof, including, without limitation, Lender's rights, title, interests, remedies, powers, and duties hereunder or thereunder. In selecting any Participating Lender hereunder, Lender will consult with Borrower as to the identity of potential Participating Lenders and will not unreasonably withhold its consent to a Participating Lender recommended by Borrower. In the case of an assignment, the assignee shall have, to the extent of such assignment, the same rights, benefits and obligations as it would if it were "Lender" hereunder and Lender shall be relieved of all obligations hereunder upon any such assignments. Borrower agrees that it will use its best efforts to assist and cooperate with Lender in any manner reasonably requested by Lender to effect the sale of participations in or assignments of any of the Loan Documents or any portion thereof or interest therein, including, without limitation, assisting in the preparation of appropriate disclosure documents. Borrower further agrees that Lender may disclose credit information regarding Borrower and its Subsidiaries to any potential participant or assignee.

STL-506421.07

     11.4 Severability. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

     11.5 Successors and Assigns. This Agreement, the Other Agreements and the Security Documents shall be binding upon and inure to the benefit of the successors and assigns of Borrower and Lender permitted under Section 11.3 hereof.

     11.6 Cumulative Effect; Conflict of Terms. The provisions of the Other Agreements and the Security Documents are hereby made cumulative with the provisions of this Agreement. Except as otherwise provided in Section 3.2 hereof and except as otherwise provided in any of the other Loan Documents by specific reference to the applicable provision of this Agreement, if any provision contained in this Agreement is in direct conflict with, or inconsistent with, any provision in any of the other Loan Documents, the provision contained in this Agreement shall govern and control.

     11.7 Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument.

     11.8 Notice. Except as otherwise provided herein, all notices, requests and demands to or upon a party hereto, to be effective, shall be in writing and shall be sent by certified or registered mail, return receipt requested, by personal delivery against receipt, by overnight courier or by facsimile and, unless otherwise expressly provided herein, shall be deemed to have been validly served, given or delivered immediately when delivered against receipt, one Business Day after deposit in the mail, postage prepaid, or with an overnight courier or, in the case of facsimile notice, when sent, addressed as follows:

         If to Lender:        Fleet Capital Corporation
                              20800 Swenson Drive, Suite 350
                              Waukesha, Wisconsin 53186
                              Attention: Edward M. Bartkowski
                              Facsimile No.: (414) 798-4882



STL-506421.07

         With a copy to:      Husch & Eppenberger
                              100 N. Broadway, Suite 1300
                              St. Louis, Missouri 63102
                              Attention: Maury B. Poscover, Esq.
                              Facsimile No.: (314) 421-0239

         If to Borrower:      Harrow Products, Inc.
                              2627 East Beltline, S.E.
                              Grand Rapids, Michigan 49546
                              Attention: President
                              Facsimile No.: 616-942-2170

         With a copy to:      Curtis, Mallet-Prevost, Colt & Mosle
                              101 Park Avenue
                              New York, New York 10178
                              Attention: John N. Marden, Esq.
                              Facsimile No.: 212-697-1559

or to such other address as each party may designate for itself by notice given in accordance with this Section 11.8; provided, however, that any notice, request or demand to or upon Lender pursuant to subsection 3.1.1 or 4.2.2 hereof shall not be effective until received by Lender.

     11.9 Lender's Consent. Except as otherwise expressly provided herein, whenever Lender's consent is required to be obtained under this Agreement, any of the Other Agreements or any of the Security Documents as a condition to any action, inaction, condition or event, Lender shall exercise reasonable credit judgment in determining whether to give or withhold such consent, and may condition its consent upon the giving of additional collateral security for the Obligations, the payment of money or such other matters as it deems appropriate in the exercise of its reasonable credit judgment.

     11.10 Credit Inquiries. Borrower hereby authorizes and permits Lender to respond to usual and customary credit inquiries from third parties concerning Borrower or any of its Subsidiaries.

     11.11 Time of Essence. Time is of the essence of this Agreement, the Other Agreements and the Security Documents.

     11.12 Entire. This Agreement and the other Loan Documents, together with all other instruments, agreements and certificates executed by the parties in connection therewith or with reference thereto, embody the entire understanding and agreement between the parties hereto and thereto with respect to the subject matter hereof and thereof and supersede all prior agreements, understandings and inducements, whether express or implied, oral or written.

STL-506421.07

     11.13 Interpretation. No provision of this Agreement or any of the other Loan Documents shall be construed against or interpreted to the disadvantage of any party hereto by any court or other governmental or judicial authority by reason of such party having or being deemed to have structured or dictated such provision.

     11.14 GOVERNING LAW; CONSENT TO FORUM. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS: PROVIDED, HOWEVER, THAT IF ANY OF THE COLLATERAL SHALL BE LOCATED IN ANY JURISDICTION OTHER THAN ILLINOIS, THE LAWS OF SUCH JURISDICTION SHALL GOVERN THE METHOD, MANNER AND PROCEDURE FOR FORECLOSURE OF LENDER'S LIEN UPON SUCH COLLATERAL AND THE ENFORCEMENT OF LENDER'S OTHER REMEDIES IN RESPECT OF SUCH COLLATERAL TO THE EXTENT THAT THE LAWS OF SUCH JURISDICTION ARE DIFFERENT FROM OR INCONSISTENT WITH THE LAWS OF ILLINOIS. AS PART OF THE CONSIDERATION FOR NEW VALUE RECEIVED, AND REGARDLESS OF ANY PRESENT OR FUTURE DOMICILE OR PRINCIPAL PLACE OF BUSINESS OF BORROWER OR LENDER, BORROWER HEREBY CONSENTS AND AGREES THAT ANY STATE COURT LOCATED IN COOK COUNTY, ILLINOIS, OR, AT LENDER'S OPTION, ANY UNITED STATES DISTRICT COURT LOCATED IN COOK COUNTY, ILLINOIS, SHALL HAVE EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN BORROWER AND LENDER PERTAINING TO THIS AGREEMENT OR TO ANY MATTER ARISING OUT OF OR RELATED TO THIS AGREEMENT. BORROWER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR SUIT COMMENCED IN ANY SUCH COURT, AND BORROWER HEREBY WAIVES ANY OBJECTION WHICH BORROWER MAY HAVE BASED UPON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR FORUM NON CONVENIENS AND HEREBY CONSENTS TO THE GRANTING OF SUCH LEGAL OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY SUCH COURT. BORROWER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS, COMPLAINT AND OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND AGREES THAT SERVICE OF SUCH SUMMONS, COMPLAINT AND OTHER PROCESS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO BORROWER AT THE ADDRESS SET FORTH IN THIS AGREEMENT AND THAT SERVICE SO MADE SHALL BE DEEMED COMPLETED UPON THE EARLIER OF BORROWER'S ACTUAL RECEIPT THEREOF OR 5 DAYS AFTER DEPOSIT IN THE U.S. MAILS, PROPER POSTAGE PREPAID. NOTHING IN THIS AGREEMENT SHALL BE DEEMED OR OPERATE TO AFFECT THE RIGHT OF LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW, OR TO PRECLUDE THE ENFORCEMENT BY LENDER OF ANY JUDGMENT OR ORDER OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER APPROPRIATE FORUM OR JURISDICTION.

     11.15 WAIVERS BY BORROWER. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, BORROWER WAIVES (i) THE RIGHT TO TRIAL BY JURY (WHICH LENDER HEREBY ALSO WAIVES) IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO ANY OF THE LOAN DOCUMENTS, THE OBLIGATIONS OR THE

STL-506421.07

COLLATERAL: (ii) PRESENTMENT, DEMAND AND PROTEST AND NOTICE OF PRESENTMENT, PROTEST, DEFAULT, NON PAYMENT, MATURITY, RELEASE, COMPROMISE, SETTLEMENT, EXTENSION OR RENEWAL OF ANY OR ALL COMMERCIAL PAPER, ACCOUNTS, CONTRACT RIGHTS, DOCUMENTS, INSTRUMENTS CHATTEL PAPER AND GUARANTIES AT ANY TIME HELD BY LENDER ON WHICH BORROWER MAY IN ANY WAY BE LIABLE AND HEREBY RATIFIES AND CONFIRMS WHATEVER LENDER MAY DO IN THIS REGARD; (iii) NOTICE PRIOR TO TAKING POSSESSION OR CONTROL OF THE COLLATERAL OR ANY BOND OR SECURITY WHICH MIGHT BE REQUIRED BY ANY COURT PRIOR TO ALLOWING LENDER TO EXERCISE ANY OF LENDER'S REMEDIES; AND
(iv) THE BENEFIT OF ALL VALUATION, APPRAISEMENT AND EXEMPTION LAWS. BORROWER ACKNOWLEDGES THAT THE FOREGOING WAIVERS ARE A MATERIAL INDUCEMENT TO LENDER'S ENTERING INTO THIS AGREEMENT AND THAT LENDER IS RELYING UPON THE FOREGOING WAIVERS IN ITS FUTURE DEALINGS WITH BORROWER. BORROWER WARRANTS AND REPRESENTS THAT IT HAS REVIEWED THE FOREGOING WAIVERS WITH ITS LEGAL COUNSEL AND HAS KNOWINGLY AND VOLUNTARILY WAIVED ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.


                                   (Remainder of page intentionally left blank)








STL-506421.07

(Signature page of First Amended and Restated Loan and Security Agreement by and between Harrow Products, Inc., a Delaware corporation, and Fleet Capital Corporation, a Rhode Island corporation)

         IN WITNESS WHEREOF, this Agreement has been duly executed on the day and year specified at the beginning of this Agreement.


                                                 HARROW PRODUCTS, INC.


                                                 By: /s/ John S. Hogan
                                                     Name:  John S. Hogan
                                                     Title: VP & CFO


                                                 FLEET CAPITAL CORPORATION


                                                 By: /s/ Edward M. Bartkowski
                                                     Edward M. Bartkowski
                                                     Vice President








STL-506421.07
                                      45 -

                                   APPENDIX A

                               GENERAL DEFINITIONS

     When used in the First Amended and Restated Loan and Security Agreement dated as of July 31, 1996, by and between Fleet Capital Corporation and Harrow Products, Inc., the following terms shall have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

          Account Debtor - any Person who is or may become obligated under or on account of an Account.

          Accounts - all accounts, contract rights, chattel paper, instruments and documents, whether now owned or hereafter created or acquired by Borrower or RSI or in which Borrower or RSI now have or hereafter acquire any interest.

          Adjusted Net Earnings From Operations - with respect to any fiscal period, means the net earnings (or loss) after provision for income taxes for such fiscal period of Borrower, as reflected on the financial statement of Borrower supplied to Lender pursuant to subsection 8.1.3 hereof, but excluding:

               (i) any gain or loss arising from the sale of capital assets;

               (ii) any gain arising from any write-up of assets;

               (iii) earnings of any Subsidiary accrued prior to the date it became a Subsidiary;

               (iv) earnings of any corporation, substantially all the assets of which have been acquired in any manner by Borrower, realized by such corporation prior to the date of such acquisition;

               (v) net earnings of any business entity (other than a Subsidiary) in which Borrower has an ownership interest unless such net earnings shall have actually been received by Borrower in the form of cash distributions;

               (vi) any portion of the net earnings of any Subsidiary which for any reason is unavailable for payment of dividends to Borrower;

               (vii) the earnings of any Person to which any assets of Borrower shall have been sold, transferred or

STL-506421.06
          disposed of, or into which Borrower shall have merged, or been a party to any consolidation or other form of reorganization, prior to the date of such transaction;

               (viii) any gain arising from the acquisition of any Securities of Borrower; and

               (ix) any gain arising from extraordinary or nonrecurring items.

          Affiliate - a Person (other than a Subsidiary): (i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, a Person; (ii) which beneficially owns or holds 5% or more of any class of the Voting Stock of a Person; or (iii) 5% or more of the Voting Stock (or in the case of a Person which is not a corporation, 5% or more of the equity interest) of which is beneficially owned or held by a Person or a Subsidiary of a Person.

          Agreement - the First Amended and Restated Loan and Security Agreement referred to in the first sentence of this Appendix A, all Exhibits thereto and this Appendix A.

          Applicable LIBOR Margin - the margin rate of interest set forth below opposite the applicable ratio of Borrower's Funded Debt to EBITDA, calculated on a Consolidated basis, for the six month periods ending May 31 and November 30 of each year (in the table below, "X" is the calculated amount of the ratio):

                   Ratio               Margin

                                X greater than or equal to 3.5:1.0       2.00%
  3.0:1.0 less than or equal to X less than                3.5:1.0       1.75%
  2.5:1.0 less than or equal to X less than                3.0:1.0       1.50%
  2.0:1.0 less than or equal to X less than                2.5:1.0       1.25%
                                X less than                2.0:1.0       1.00%

          The applicable margin shall then be effective for the six month periods beginning June 1 and December 31, respectively, of each year.

          Availability - the amount of money which Borrower is entitled to borrow from time to time as Revolving Credit Loans, such amount being the difference derived when the sum of the principal amount of Revolving Credit Loans then outstanding (including any amounts which Lender may have paid for the account of Borrower pursuant to any of the Loan Documents and which have not been reimbursed by Borrower) and the LC Amount is subtracted from the Borrowing Base. If

STL-506421.07
     the amount outstanding is equal to or greater than the Borrowing Base, Availability is 0.

          Bank - Fleet National Bank.

          Barclays - Barclays Business Credit, Inc., a Connecticut corporation.

          Base Rate - the rate of interest generally announced or quoted by Bank from time to time as its base rate for commercial loans, whether or not such rate is the lowest rate charged by Bank to its most preferred borrowers; and if such base rate for commercial loans is discontinued by Bank as a standard, a comparable reference rate designated by Bank as a substitute therefor shall be the Base Rate.

          Base Rate Portion - a Base Rate Term Portion or a Base Rate Revolving Credit Portion.

          Base Rate Revolving Credit Portion - the portion of the Revolving Credit Loans that is not subject to a LIBOR Option.

          Base Rate Term Portion - that portion of the Term Loan that is not subject to a LIBOR Option.

          Borrowing Base - as at any date of determination thereof, an amount equal to the lesser of:

               (i) $30,000,000 minus the unpaid principal balance of the Term Loan at such date; or

               (ii) an amount equal to:

                    (a) 85% of the net amount of Eligible  Accounts  outstanding at such date; provided, however, that not more than $3,000,000 shall be advanced at any one time against the Borrower's Eligible Extended Term Accounts and not more than $4,000,000 shall be advanced at any one time against the Borrower's Eligible Dated Term Accounts;

                                      PLUS

                    (b) the lesser of (1) $6,000,000 or (2) 55%, of the value of
               Eligible Inventory at such date calculated on the lower of cost or market, on a first-in, first-out basis.

          For purposes hereof, the net amount of Eligible

STL-506421.07
                                       -3-

     Accounts at any time shall be the face amount of such Eligible Accounts less any and all returns, rebates, discounts (which may, at Lender's option, be calculated on shortest terms), credits, allowances or excise taxes of any nature at any time issued, owing, claimed by Account Debtors, granted, outstanding or payable in connection with such Accounts at such time.

          Business Day - (i) when used with respect to the LIBOR Option, shall mean a day on which dealings may be effected in deposits of United States Dollars in the London interbank foreign currency deposits market and on which Lender is conducting and other banks may conduct business in London, England, or the State of Illinois, and (ii) when used with respect to any other provision of the Agreement, any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the State of Illinois or is a day on which banking institutions located in such state are closed.

          Capital Expenditures - expenditures made or liabilities incurred for the acquisition of any fixed assets or improvements, replacements, substitutions or additions thereto which have a useful life of more than one year, including the total principal portion of Capitalized Lease Obligations.

          Capitalized  Lease  Obligation  -  any  Indebtedness   represented  by
     obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

          Cash Flow - for any period, means Borrower's Consolidated (i) Adjusted Net Earnings From Operations for such period plus (ii) depreciation and amortization expenses for such period, plus (iii) deferred taxes for such period, all as determined in accordance with GAAP.

          Closing  Date - the date on which all of the  conditions  precedent in
     Section 9 of the Agreement are satisfied and the initial Loan is made or the initial Letter of Credit or LC Guaranty is issued under the Agreement.

          Code - the Uniform Commercial Code as adopted and in force in the State of Illinois, as from time to time in effect.

          Collateral - all of the Property and interests in Property described in Section 5 of the Agreement, and all other Property and interests in Property that now or hereafter secure the payment and performance of any of the

     Obligations.

          Consolidated - the consolidation in accordance with GAAP of the accounts or other items as to which such term applies.

          Consulting Agreement - That certain Consulting/NonCompete Agreement dated on or about January 4, 1995 among Borrower, RSI and David P. Sidlauskas.

          Copyright Assignment - The Copyright Collateral Assignment executed by Borrower and dated as of April 5, 1991, by which Borrower assigned to Barclays and its assigns as security for the obligations noted therein all of Borrower's right, title and interest in and to certain of its copyrights.

          Copyright Assignment Amendment - the amendment to the Copyright Assignment to be executed by Borrower in favor of Lender and dated of even date herewith.

          Current Assets - at any date means the amount at which all of the current assets of a Person would be properly classified as current assets shown on a balance sheet at such date in accordance with GAAP except that amounts due from Affiliates and investments in Affiliates shall be excluded therefrom.

          Current Liabilities - at any date means the amount at which all of the current liabilities of a Person would be properly classified as current liabilities on a balance sheet at such date in accordance with GAAP.

          Default - an event or condition the occurrence of which would, with the lapse of time or the giving of notice, or both, become an Event of Default.

          Default Rate - as defined in subsection 2.1.2 of the Agreement.

          Distribution - in respect of any corporation means and includes: (i) the payment of any dividends or other distributions on capital stock of the corporation (except distributions in such stock) and (ii) the redemption or acquisition of Securities unless made contemporaneously from the net proceeds of the sale of Securities.

          Distribution Agreement - that certain Distribution Agreement dated as of April 5, 1991, among Harrow Industries, Harrow Corporation, Harrow Delaware, Borrower and Lender, as the same may be amended from time to time.

STL-506421.07

          Distribution  Agreement  Amendment - that certain  First  Amendment to
     Distribution   Agreement   dated  of  even  date  herewith,   among  Harrow
     Industries, Harrow Corporation, Harrow Delaware, Borrower and Lender.

          Dominion Account - a special account of Lender established by Borrower pursuant to this Agreement at a bank selected by Borrower, but acceptable to Lender in its reasonable discretion, and over which Lender shall have sole and exclusive access and control for withdrawal purposes.

          EBIT - with respect to any fiscal period, Adjusted Net Earnings From Operations for such period, plus amounts deducted in the computation thereof for Interest Expense and for federal, state and local income taxes.

          EBITDA - with respect to any fiscal period, the sum of Borrower's Consolidated net earnings (or loss) before interest expense, taxes, depreciation and amortization for said period as determined in accordance with GAAP.

          Eligible Account - an Account arising in the ordinary course of Borrower's or RSI's business (as the case may be) from the sale of goods or rendition of services which Lender, in its sole credit judgment, deems to be an Eligible Account. Without limiting the generality of the foregoing, no Account shall be an Eligible Account if:

               (i) it arises out of a sale made by Borrower or RSI to a Subsidiary or an Affiliate of Borrower or RSI or to a Person controlled by an Affiliate of either; or

               (ii) except for Eligible Dated Term Accounts and Eligible Extended Term Accounts, it is stated to be due more than 30 days after the original invoice date;

               (iii) it is unpaid for more than 90 days after the original due date shown on the invoice; or

               (iv) 25% or more of the Accounts from the Account Debtor are not deemed Eligible Accounts hereunder; or

               (v) the total unpaid Accounts of the Account Debtor exceed 25% of the net amount of all Eligible Accounts, to the extent of such excess; or

               (vi) any covenant, representation or

STL-506421.07
          warranty contained in the Agreement with respect to such Account has been breached; or

               (vii) the Account Debtor is also Borrower's or RSI's creditor or supplier, or the Account Debtor has disputed liability with respect to such Account, or the Account Debtor has made any claim with respect to any other Account due from such Account Debtor to Borrower or RSI, or the Account otherwise is or may become subject to any right of setoff by the Account Debtor; or

               (viii) the Account Debtor has commenced a voluntary case under the federal bankruptcy laws, as now constituted or hereafter amended, or made an assignment for the benefit of creditors, or a decree or order for relief has been entered by a court having jurisdiction in the premises in respect of the Account Debtor in an involuntary case under the federal bankruptcy laws, as now constituted or hereafter amended, or any other petition or other application for relief under the federal bankruptcy laws has been filed against the Account Debtor, or if the Account Debtor has failed, suspended business, ceased to be Solvent, or consented to or suffered a receiver, trustee, liquidator or custodian to be appointed for it or for all or a significant portion of its assets or affairs; or

               (ix) it arises from a sale to an Account Debtor outside the United States or Canada, unless the sale is on letter of credit, guaranty or acceptance terms, in each case acceptable to Lender in its sole discretion; or

               (x) it  arises  from a sale  to the  Account  Debtor  on a  bill-
          and-hold,    guaranteed   sale,   sale-or-return,    sale-on-approval,
          consignment or any other repurchase or return basis; or

               (xi) the Account Debtor is the United States of America or any department, agency or instrumentality thereof, unless Borrower or RSI (as the case may be) assigns its right to payment of such Account to Lender, in a manner satisfactory to Lender, so as to comply with the Assignment of Claims Act of 1940 (31 U.S.C. ss.203 et seq., as amended); or

               (xii) the Account is subject to a Lien other than a Permitted Lien; or

STL-506421.07
                                       -7-

               (xiii) the goods giving rise to such Account have not been delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by Borrower or RSI (as the case may be) and accepted by the Account Debtor or the Account otherwise does not represent a final sale; or

               (xiv) the Account is evidenced by chattel paper or an instrument of any kind, or has been reduced to judgment; or

               (xv) Borrower or RSI has made any agreement with the Account Debtor for any deduction therefrom, except for discounts or allowances which are made in the ordinary course of business for prompt payment and which discounts or allowances are reflected in the calculation of the face value of each invoice related to such Account; or

               (xvi) Borrower or RSI has made an agreement with the Account Debtor to extend the time of payment thereof.

          If RSI is in default in any respect under its Guaranty Agreement, then Accounts of RSI shall not be Eligible Accounts hereunder.

          Eligible Dated Term Account. An Account, stated to be due more than 30 days after the original invoice date, arising solely out of the sale of goods or the rendering of services by Borrower's Corona Clipper division which would be an Eligible Account but for the application of clause (ii) of the definition of "Eligible Account" herein, and which is not more than 30 days past due.

          Eligible Extended Term Account - An Account, stated to be due more than 30 days after the original invoice date arising solely out of the sale of goods or services by Borrower's H.B. Ives, Rutt, FHP or Locknetics Security Engineering divisions which would be an Eligible Account but for the application of clause (ii) of the definition of "Eligible Account" herein, and which remains unpaid for not more than 150 days after the original invoice date.

          Eligible Inventory - such Inventory (other than packaging materials and supplies) of Borrower or RSI (as the case may be) which Lender, in its reasonable credit judgment, deems to be Eligible Inventory. Without limiting the generality of the foregoing, no Inventory shall be Eligible Inventory if:


STL-506421.07

               (i) it is not raw materials or finished goods, that are, in Lender's opinion, readily marketable in its current form; or

               (ii) it is not in good, new and saleable condition; or

               (iii) it is slow-moving, obsolete or unmerchantable; or

               (iv) it does not meet all standards imposed by any applicable governmental agency or authority; or

               (v) it does not conform in all respects to the warranties and representations set forth in the Agreement,

               (vi) it is not at all times subject to Lender's duly perfected, first priority security interest and no other Lien except a Permitted Lien; or

               (vii) it is not situated at a location in compliance with the Agreement or is in transit.


          Environmental Laws - all federal, state and local laws, rules, regulations, ordinances, programs, permits, guidances, orders and consent decrees relating to health, safety and environmental matters.

          Equipment - all machinery, apparatus, equipment, fittings, furniture, fixtures, motor vehicles and other tangible personal Property (other than Inventory) of every kind and description used in Borrower's operations or owned by Borrower or in which Borrower has an interest, whether now owned or hereafter acquired by Borrower and wherever located, and all parts, accessories and special tools and all increases and accessions thereto and substitutions and replacements therefor.

          ERISA - the Employee Retirement Income Security Act of 1974, as amended, and all rules and regulations from time to time promulgated thereunder.

          Event of Default - as defined in Section 10.1 of the Agreement.

          Fixed Charges - for any accounting period, the sum of (i) scheduled principal payments required to be made during such period in respect to Indebtedness, plus (ii) Capital

STL-506421.07

     Expenditures   not  financed  by  borrowings   under  any  other  financing
     arrangement otherwise permitted hereunder during any such period, all as determined in accordance with GAAP.

          Fleming - Robert Fleming & Co. Limited, an English merchant banking firm.

          Florida Facility - the facility utilized by the Borrower's FHP Manufacturing Division located in Fort Lauderdale, Florida.

          Funded Debt - the sum of all Indebtedness of Borrower to Lender, plus all Subordinated Debt.

          GAAP - generally accepted accounting principles in the United States of America in effect from time to time.

          General Intangibles - all personal property of Borrower (including things in action) other than goods, Accounts, chattel paper, documents, instruments and money, whether now owned or hereafter created or acquired by Borrower.

          Guarantors - RSI and any other Person who may hereafter guarantee payment or performance of the whole or any part of the Obligations.

          Guarantor Security Agreement - the Security Agreement dated as of January 4, 1995, executed by RSI, by which RSI, as security for its obligations to Lender under its Guaranty Agreement, granted to Lender a security interest in all of RSI's presently owned or hereafter acquired accounts, inventory, and certain general intangibles.

          Guaranty Agreement - the Guaranty executed by RSI and dated January 4, 1995, by which RSI unconditionally guarantees payment of the Obligations.

          Harrow Corporation - Harrow Corporation, a Delaware corporation.

          Harrow Delaware - Harrow Products, Inc. (Delaware), a Delaware corporation.

          Harrow Industries - Harrow Industries, Inc., a Delaware corporation.

          Indebtedness - as applied to a Person means,  without  duplication

                    (i) all  items  which  in  accordance  with  GAAP  would  be included in determining total liabilities

STL-506421.07
                                      - 10-
               as shown on the liability side of a balance sheet of such Person as at the date as of which Indebtedness is to be determined, including, without limitation, Capitalized Lease Obligations,

                    (ii) all  obligations of other Persons which such Person has guaranteed,

                    (iii) all reimbursement obligations in connection with letters of credit or letter of credit guaranties issued for the account of such Person, and

                    (iv) in the  case of  Borrower  (without  duplication),  the
               Obligations.

          Intercompany Note - that certain 13-1/2% Partially Subordinated Note due April 13, 2002 (No. 2) dated April 18, 1988 in the original principal amount of $52,500,000, and any note or notes issued in exchange therefor from time to time.

          Interest Expense - with respect to any fiscal period, the interest expense incurred for such period as determined in accordance with GAAP plus the Letter of Credit and LC Guaranty fees owing for such period.

          Inventory - all inventory of Borrower or RSI, as the case may be, whether now owned or hereafter acquired including, but not limited to, all goods intended for sale or lease by Borrower or RSI, as the case may be, or for display or demonstration; all work in process; all raw materials and other materials and supplies of every nature and description used or which might be used in connection with the manufacture, printing, packing, shipping, advertising, selling, leasing or furnishing of such goods or otherwise used or consumed in Borrower's or RSI's business, as the case may be; and all documents evidencing and General Intangibles relating to any of the foregoing, whether now owned or hereafter acquired by Borrower or RSI, as the case may be.

          LC Amount - at any time, the aggregate undrawn face amount of all Letters of Credit and LC Guaranties then outstanding.

          LC Guaranty - any guaranty pursuant to which Lender or any Affiliate of Lender shall guaranty the payment or performance by Borrower of its reimbursement obligation under any letter of credit.

          Legal Requirement - any requirement imposed upon Lender

STL-506421.07
          by any law of the United States of America or the United Kingdom or by any regulation, order, interpretation, ruling or official directive (whether or not having the force of law) of the Board, the Bank of England or any other board, central bank or governmental or administrative agency, institution or authority of the United States of America, the United Kingdom or any political subdivision of either thereof.

          Letter of Credit - any letter of credit issued by Lender or any of Lender's Affiliates for the account of Borrower.

          LIBOR Interest Payment Date - with respect to any LIBOR Revolving Credit Portion or any LIBOR Term Portion, the last day of each calendar month during the applicable LIBOR Period.

          LIBOR Option - the option granted pursuant to subsection 2.3 to have the interest on all or any portion of the principal amount of the Revolving Credit Loans or the Term Loan based on a LIBOR Rate.

          LIBOR Period - any period of 30 days, 60 days or 90 days commencing on a Business Day, selected as provided in subsection 2.3(i); provided, however that no LIBOR Period shall extend beyond the last day of the original Term, unless Borrower and Lender have agreed to an extension of the Original Term beyond the expiration of the LIBOR Period in question and that, with respect to any LIBOR Term Portion, no applicable LIBOR Period shall extend beyond the scheduled installment payment date for such LIBOR Term Portion. If any LIBOR Period so selected shall end on a date that is not a Business Day, such LIBOR Period shall instead end on the next preceding or succeeding Business Day as determined by Lender in accordance with the then current banking practice in London; provided, that Borrower shall not be required to pay double interest, even though the preceding LIBOR Period ends and the new LIBOR Period begins on the same day. Each determination by Lender of the LIBOR Period shall, in the absence of manifest error, be conclusive.

          LIBOR Portion - a LIBOR Revolving Credit Portion or a LIBOR Term Portion.

          LIBOR Rate - with respect to any LIBOR Revolving Credit Portion or LIBOR Term Portion for the related LIBOR Period, an interest rate per annum (rounded upwards, if necessary, to the next higher 1/8 of 1%) equal to the product of (i) the Base LIBOR Rate (as hereinafter defined) multiplied by

STL-506421.07
                                     - 12 -

               (ii) Statutory Reserves. For purposes of this definition, the term "Base LIBOR Rate" shall mean the rate (rounded to the nearest 1/8 of 1% or, if there is no nearest 1/8 of 1%, the next higher 1/8 of 1%) at which deposits of U.S. dollars approximately equal in principal amount to the LIBOR Revolving Credit Portion or the LIBOR Term Portion specified in the applicable LIBOR Request are offered to Lender by prime banks in the London interbank foreign currency deposits market at approximately 11:00 a.m., London time, 2 Business Days prior to the commencement of such LIBOR Period, for delivery on the first day of such LIBOR Period. Each determination by Lender of any LIBOR Rate shall, in the absence of manifest error, be conclusive.

          LIBOR Request - a notice in writing (or by telephone confirmed by telex, telecopy or other facsimile transmission on the same day as the telephone request) from Borrower to Lender requesting that interest on a Revolving Credit Loan or a Term Loan be based on the LIBOR Rate, specifying: (i) the first day of the LIBOR Period; (ii) the length of the LIBOR Period consistent with the definition of that term; and (iii) the dollar amount of the LIBOR Revolving Credit Portion or LIBOR Term Portion consistent with the definition of such terms.

          LIBOR Revolving Credit Portion - that portion of the Revolving Credit Loans specified in a LIBOR Request (including any portion of Revolving Credit Loans which is being borrowed by Borrower concurrently with such LIBOR Request) which is not less than $500,000 and is an integral multiple of $100,000, which does not exceed the outstanding balance of Revolving Credit Loans not already subject to a LIBOR Option and, which, as of the date of the LIBOR Request specifying such LIBOR Revolving Credit Portion, has met the conditions for basing interest on the LIBOR Rate in subsection
     2.3 hereof and the LIBOR Period of which was commenced and not terminated.

          LIBOR Term Portion - that portion of the Term Loan specified in a LIBOR Request which is not less than $1,000,000 and is an integral multiple of $100,000, which does not exceed the outstanding balance of the Term Loan not already subject to a LIBOR Option and, which, as of the date of the LIBOR Request specifying such LIBOR Term Portion, has met the conditions for basing interest on the LIBOR Rate in subsection 2.3 hereof and the LIBOR Period of which was commenced and not terminated.

          Lien - any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on common law,

STL-506421.07
                                     - 13 -
     statute or contract. The term "Lien" shall also include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting Property. For the purpose of the Agreement, Borrower shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person or security purposes.

          Loan Account - the loan account established on the books of Lender pursuant to Section 3.6 of the Agreement.

          Loan Documents - the Agreement, the Other Agreements and the Security Documents.

          Loans - all loans and advances of any kind made by Lender pursuant to the Agreement.

          Money Borrowed - means (i) Indebtedness arising from the lending of money by any Person to Borrower; (ii) Indebtedness, whether or not in any such case arising from the lending by any Person of money to Borrower, (A) which is represented by notes payable or drafts accepted that evidence extensions of credit, (B) which constitutes obligations evidenced by bonds, debentures, notes or similar instruments, or (C) upon which interest charges are customarily paid (other than accounts payable) or that was issued or assumed as full or partial payment for Property; (iii) Indebtedness that constitutes a Capitalized Lease Obligation; (iv) reimbursement obligations with respect to letters of credit or guaranties of letters of credit and (v) Indebtedness of Borrower under any guaranty of obligations that would constitute Indebtedness for Money Borrowed under clauses (i) through (iii) hereof, if owed directly by Borrower.

          Mortgage - the mortgage executed by Borrower and dated as of April 5, 1991, in favor of Lender, by which Borrower granted and conveyed to Barclays and its assigns, as security for the obligations of Borrower noted therein, a Lien upon the Florida Facility.

          Mortgage Amendment - the amendment to the Mortgage to be executed by Borrower in favor of Lender and dated of even date herewith.

          Multiemployer Plan - has the meaning set forth in Section 4001(a)(3) of ERISA.


STL-506421.07

          Obligations - all Loans and all other advances, debts, liabilities, obligations, covenants and duties, together with all interest, fees and other charges thereon, owing, arising, due or payable from Borrower to Lender of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, whether arising under the Agreement or any of the other Loan Documents or otherwise whether direct or indirect (including those acquired by assignment), absolute or contingent, primary or secondary, due or to become due, now existing or hereafter arising and however acquired.

          Original Term - as defined in Section 4.1 of the Agreement.

          Other Agreements - any and all agreements, instruments and documents (other than the Agreement and the Security Documents), heretofore, now or hereafter executed by Borrower, any Subsidiary of Borrower or any other third party and delivered to Lender in respect of the transactions contemplated by the Agreement.

          Overadvance - the amount, if any, by which the outstanding principal amount of Revolving Credit Loans plus the LC Amount exceeds the Borrowing Base.

          Participating Lender - each Person who shall be granted the right by Lender to participate in any of the Loans described in the Agreement and who shall have entered into a participation agreement in form and substance satisfactory to Lender.

          Patent  Assignment  - the Patent  Collateral  Assignment  executed  by
     Borrower and dated as of April 5, 1991, by which Borrower assigned to Barclays and its assigns as security for the obligations noted therein all of Borrower's right, title and interest in and to certain of its patents.

          Patent Assignment Amendment - the amendment to the Patent Assignment to be executed by Borrower in favor of Lender and dated of even date herewith.

          Permitted Liens - any Lien of a kind specified in subsection 8.2.5 of the Agreement.

          Permitted Purchase Money Indebtedness - Purchase Money Indebtedness of Borrower incurred after the date hereof which is secured by a Purchase Money Lien and which, when aggregated with the principal amount of all other such Indebtedness and Capitalized Lease Obligations of Borrower at the time outstanding, does not exceed $1,500,000. For

STL-506421.07
                                     - 15 -
     the purposes of this definition, the principal amount of any Purchase Money Indebtedness consisting of capitalized leases shall be computed as a Capitalized Lease Obligation.

          Person - an individual, partnership, corporation, limited liability company, joint stock company, land trust, business trust, or unincorporated organization, or a government or agency or political subdivision thereof.

          Plan - an employee benefit plan now or hereafter maintained for employees of Borrower that is covered by Title IV of ERISA.

          Projections - Borrower's forecasted Consolidated and consolidating (a) balance sheets, (b) profit and loss statements, (c) cash flow statements, and (d) capitalization statements, all prepared on a consistent basis with Borrower's historical financial statements, together with appropriate supporting details and a statement of underlying assumptions.

          Property - any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

          Purchase Money Indebtedness - means and includes (i) Indebtedness (other than the Obligations) for the payment of all or any part of the purchase price of any fixed assets, (ii) any Indebtedness (other than the Obligations) incurred at the time of or within 10 days prior to or after the acquisition of any fixed assets for the purpose of financing all or any part of the purchase price thereof, and (iii) any renewals, extensions or refinancings thereof, but not any increases in the principal amounts thereof outstanding at the time.

          Purchase Money Lien - a Lien upon fixed assets which secures Purchase Money Indebtedness, but only if such Lien shall at all times be confined solely to the fixed assets the purchase price of which was financed through the incurrence of the Purchase Money Indebtedness secured by such Lien.

          RSI - Recognition Systems, Inc. , a California corporation.

          Renewal Terms - as defined in Section 4.1 of the Agreement.

          Rentals - as defined in subsection 8.2.13 of the Agreement.

STL-506421.07

          Reportable Event - any of the events set forth in Section 4043(b) of ERISA.

          Restricted Investment - any investment made in cash or by delivery of Property to any Person, whether by acquisition of stock, Indebtedness or other obligation or Security, or by loan, advance or capital contribution, or otherwise, or in any Property except the following:

               (i) investments in one or more Subsidiaries of Borrower to the extent existing on the Closing Date;

               (ii) Property to be used in the ordinary course of business;

               (iii) Current Assets arising from the sale of goods and services in the ordinary course of business of Borrower and its Subsidiaries;

               (iv) investments in direct obligations of the United States of America, or any agency thereof or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof;

               (v) investments in certificates of deposit maturing within one year from the date of acquisition issued by a bank or trust company organized under the laws of the United States or any state thereof having capital surplus and undivided profits aggregating at least $100,000,000;

               (vi) investments in commercial paper given the highest rating by a national credit rating agency and maturing not more than 270 days from the date of creation thereof; and

               (vii) deposits with Fleming in an amount not to exceed $5,000,000, to be held by Fleming and applied in payment for shares of common capital stock of Harrow Industries, par value $0.01 per share, and $.50 junior preferred stock, par value $0.01 per share, all in accordance with the terms previously disclosed to Lender, provided that the permitted deposit of $5,000,000 shall be reduced by any amounts applied in payment for shares of the common capital stock or the junior preferred stock referred to in this clause (vii).


STL-506421.07

          Revolving  Credit  Loan - a Loan made by Lender as provided in Section
     1.1 of the Agreement.

          SCC - Shawmut Capital Corporation, a Connecticut corporation.

          Security - shall have the same meaning as in Section 2(l) of the Securities Act of 1933, as amended.

          Security Documents - the Guaranty Agreement, the Mortgage, the Patent Assignment, the Trademark Assignment, the Copyright Assignment and all other instruments and agreements now or at any time hereafter securing the whole or any part of the Obligations.

          Senior Debentures - The debentures of Harrow Industries issued pursuant to an Indenture dated as of April 15, 1987, with United States Trust Company of New York, as trustee.

          Solvent - as to any Person, such Person (i) owns Property whose fair saleable value is greater than the amount required to pay all of such Person's Indebtedness (including contingent debts), (ii) is able to pay all of its Indebtedness as such Indebtedness matures and (iii) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

          Statutory Reserves - a fraction (expressed as a decimal) the numerator of which is the number one, and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including, without limitation, any marginal, special, emergency or supplemental reserves), expressed as a decimal, established by the Board of Governors of the Federal Reserve System and any other banking authority to which Bank or any Lender is subject for Eurocurrency Liabilities (as defined in Regulation D of the Board of Governors of the Federal Reserve System or any successor thereto). Such reserve percentages shall include, without limitation, those imposed under such Regulation D. LIBOR Revolving Credit Portions or LIBOR Term Portions shall be deemed to constitute Eurocurrency Liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of or credit for proration, exceptions or offsets which may be available from time to time to Bank or any Lender under such Regulation D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

          Subordinated Debt - Indebtedness of Borrower that is subordinated to the Obligations in a manner satisfactory to

STL-506421.07

     Lender. Subordinated Debt shall include, but not be limited to, the Intercompany Note.

          Subsidiary - any corporation of which a Person owns, directly or indirectly through one or more intermediaries, more than 50% of the Voting Stock at the time of determination.

          Tax - in relation to any LIBOR Revolving Credit Portion or LIBOR Term Portion and the applicable LIBOR Rate, any tax, levy, impost, duty, deduction, withholding or charges of whatever nature required by any Legal Requirement (i) to be paid by Lender and/or (ii) to be withheld or deducted from any payment otherwise required hereby to be made by Borrower to Lender provided, that the term "Tax" shall not include any taxes imposed upon the net income of Lender by the United States of America, United Kingdom or any political subdivision thereof.

          Term Loan - the Loan described in subsection 1.2.1 of the Agreement.

          Term Note - the Secured Promissory Note to be executed by Borrower on or about the Closing Date in favor of Lender to evidence the Term Loan, which shall be in the form of Exhibit A-1 to the Agreement.

          Total Credit Facility - $45,000,000.

          Total Liabilities - at any date means all amounts properly classified as liabilities on a balance sheet at such date in accordance with GAAP, plus all reserves for contingencies and all other potential liabilities for which no reserves have previously been established on such balance sheet, to the extent such amounts are not already classified as liabilities in accordance with GAAP.

          Trademark Assignment - the Trademark Collateral Assignment executed by Borrower and dated as of April 5, 1991, by which Borrower assigned to Barclays and its assigns as security for the obligations noted therein all of Borrower's right, title and interest in and to certain of its trademarks.

          Trademark Assignment Amendment - the amendment to the Trademark Assignment to be executed by Borrower in favor of Lender and dated of even date herewith.

          Voting Stock - Securities of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of

STL-506421.07
     the corporate directors (or Persons performing similar functions).

          Other Terms. All other terms contained in the Agreement shall have, when the context so indicates, the meanings provided for by the Code to the extent the same are used or defined therein.

          Certain Matters of Construction. The terms "herein", "hereof" and "hereunder" and other words of similar import refer to the Agreement as a whole and not to any particular section, paragraph or subdivision. Any pronoun used shall be deemed to cover all genders. The section titles, table of contents and list of exhibits appear as a matter of convenience only and shall not affect the interpretation of the Agreement. All references to statutes and related regulations shall include any amendments of same and any successor statutes and regulations. All references to any of the Loan Documents shall include any and all modifications thereto and any and all extensions or renewals thereof.





STL-506421.07

                                  EXHIBIT 10.8



                             HARROW INDUSTRIES, INC.
                            2627 East Beltline, S.E.
                          Grand Rapids, Michigan 49546



                                                May 1, 1996

Mr. James S. Dahlke
S23 W23187 East Broadway
Waukesha, WI 53186

Dear Jim:

         This letter confirms our offer to employ you on the following terms and conditions.

         We agree to employ you and you have agreed to accept employment as President and Chief Operating Officer of Harrow Industries, Inc. (the "Company") and its subsidiary, Harrow Products, Inc. ("Harrow Products"), commencing on or about June 17, 1996 (the "Commencement Date").

         You will be paid a base salary at the rate of $25O,000 per year, payable in accordance with normal payroll practices, less withholding taxes.

         In addition to your salary, you will be eligible to receive a performance bonus at the end of the fiscal year of up to 50%. of your base salary, less withholding taxes, in accordance with performance goals to be agreed upon, provided that for the fiscal year ending November 30, 1996, you will be paid a bonus amount at the rate of 50% of your base salary prorated for the portion of the fiscal year that you are actually employed with the Company and Harrow Products.

         The Company will issue you options ("Options") to buy ordinary shares ("Shares") of common stock of Harrow Industries, Inc. (the "Stock"), at an exercise price of $21.70 per Share, as follows: you will be granted an aggregate of 20,000 options to purchase an aggregate of 20,000 Shares, 4,000 of which Options will vest and become immediately exercisable upon your signing of this letter, and 4,000 of which Options will vest and become immediately exercisable on each of the first, second, third and fourth anniversaries of the Commencement Date, provided that you are still employed with the Company and Harrow Products at such times. Notwithstanding the foregoing, if your employment relationship with the Company and Harrow Products ceases for any reason prior to the fifth anniversary of the Commencement Date, (i) any and all Options then outstanding, whether vested or not vested, shall immediately cease to be exercisable and shall be of no further force or effect, and (ii) any and all Stock that you have acquired as a result of exercise of Options pursuant to this paragraph must be sold back to the Company (or a third party designated by the Company) as soon as practicable following such time as your employment with the Company and Harrow Products ceases, at a price per share as determined by Robert Fleming & Co. Limited (or such other financial advisor as may be designated by the Board of Directors of the Company), as of the date your employment relationship with the Company and Harrow Products ceases. If the Company shall effect an initial public offering of its Stock before the fifth anniversary of the Commencement Date, the "sellback" provision in the preceding sentence shall be of no force and effect from and after the closing date of such initial public offering. You further agree to execute such customary agreements and instruments as the Company deems reasonably necessary to effectuate the arrangements set forth in this paragraph.

         You will also be provided with an allowance for a car, a club membership, and fringe benefits such as health insurance and retirement benefits in accordance with the applicable plans and policies as amended from time to time.

         You acknowledge and agree that your employment with the Company and Harrow Products is "at will" and may be terminated by you or the Company at any time and for any reason, with or without cause and with or without prior notice.

         Finally, you represent that you are not subject to any employment contract, express or implied, or any other restriction that would prevent you from becoming employed with the Company and Harrow Products on the terms and conditions set forth above.

         The terms of this letter are personal to you and may not be assigned by you. Any disagreements as to the meaning of this letter shall be resolved by the application of the laws of the State of Delaware, without regard to its choice of law rules.

         If you agree that this letter fully and accurately reflects our understanding, please sign the enclosed copy and return it to the undersigned.

                                                            Very truly yours,

                                                            /s/Dudley C. Mecum
                                                               Dudley C. Mecum
                                                               Chairman


AGREED AND ACCEPTED:

     James S. Dahlke
         (Signature)

          5-7-96
         (Date)

                                  EXHIBIT 10.9



HARROW Products, Inc.




June 5, 1996



Mr. Donald D. Fenstermacher
2627 E. Beltline, SE
Grand Rapids, MI 49546

Dear Don:

         This will confirm our agreement with you effective 6/27/96 as follows:


1.       Employment

     1.1. Employment & Duties. We agree to employ you as Vice President of Harrow Products, Inc. ("Company") and you will act in such capacity and devote your full business time, skill, attention and best efforts to carrying out your duties and promoting the best interests of the Company. At all times during your employment, you will be subject to the instructions and control of the President and Chief Operating Officer of the Company.

2.       Employment Terms

     2.1 Conduct. You agree to conduct your business activities in such a manner as to maintain and enhance Harrow's ethical, moral, and professional standards.

     2.2. Conflicts of Interest. It is understood and agreed that you will not at any time during your period of employment with the Company, without the prior written consent of the Executive Committee of the Board of Directors of Harrow Industries, Inc., knowingly acquire any financial interest in, directly or indirectly, or perform any services for or on behalf of any business, person, or enterprise which undertakes any business in substantial competition with the businesses of the Company or sells to or buys from or otherwise transacts business with the Company, provided, however, that you may acquire and own not more than one percent (1%) of the outstanding capital stock of any public corporation which sells to or buys from or otherwise transacts business with the Company.

     2.3 Confidentiality. You specifically acknowledge and agree that any business plans, technical product data, proprietary information, customer lists, strategic planning documents,


HARROW company

2627 East Beltline, S.E., Grand Rapids, Michigan 49546, Phone 616/942-1440,
Fax 616/942-2170
inventions, forms, procedures, copyrightable subject matter, etc. are the exclusive property of the Company and may not be disclosed by you to any person outside of Harrow, nor will you make any unauthorized use of same during the period of your employment or thereafter.

3.       Compensation & Benefits

     3.1 Cash Compensation. The Company agrees to pay for all your services to or on behalf of the Company in each full fiscal year, or a portion thereof (prorated as to the portion) payable in approximately equal installments in accordance with the customary payroll practices of the Company (your "salary"). This salary shall be subject to annual review and adjustment by the Executive /Compensation Committee of the Board of Directors of Harrow Industries, Inc. in accordance with standard executive compensation procedures of the Company in effect from time to time. As of 12/l/95, your annual salary will be $125,600. You shall be entitled to participate in the Executive Management Incentive Plan or such other program for which executives are or shall become eligible, and receive such bonus compensation as may become due you pursuant to the terms of that Plan.

     3.2 Benefit Plans/Vacation. The payments provided above are in addition to any benefits to which executives may be, or may become, entitled under any welfare benefit plan, retirement plan, or fringe benefit program of Harrow, including, without limitation, pension, 401(k), vacation, company vehicle, medical/dental/executive medical coverage, life insurance, long term care, or disability benefits. You shall be eligible to receive during the period of your employment with the Company, all such benefits for which other executives are eligible under such plans or programs to the extent permissible under the terms and provisions of the plans.

     3.3 Expenses. You will be entitled to reimbursement for reasonable out-of-pocket expenses incurred by you in the performance of your duties under this Agreement subject to presentment of appropriate vouchers or receipts, per Corporate Procedure # 352.2.

4.       Termination

     4.1 General. Your employment with the Company as set forth in this Agreement may be terminated any time, subject to the provisions set forth in
Section 4.2 and 4.3:

     4.2 Termination for Cause. In addition to any such remedies which Harrow may have at law or in equity, the Company may immediately terminate your employment under this Agreement by giving you written notice of such termination upon or at any time following the occurrence of any of the following events. Each such event shall constitute a termination "for cause:"

               A. criminal conduct on your part which results in conviction of a felony; or

               B. conduct on your part involving your willful malfeasance or gross negligence or failure to act involving material non-feasance or gross negligence on your part, which conduct or failure to act has a material adverse effect on the business of the Company; or

               C. your misappropriation of funds or property of the Company; or

               D. the material breach by you of any of your covenants, agreements or other obligations contained in this Agreement.

     Upon the occurrence of termination of your employment "for cause" under this Section 4.2, the Company shall pay to you an amount equal to your accrued salary through the effective date of termination at the rate in effect at the time such notice of termination is given, accrued vacation through the effective date of termination, and any approved expense reimbursement amounts accrued through the effective date of termination. Upon payment of such amounts, Harrow shall have no further obligation to you under this Agreement.


     4.3 Termination without Cause. The Company may terminate your employment under this Agreement at any time without cause, provided sixty (60) day's written notice of such intent to terminate is provided to you by the Company. For purposes of illustration, termination "without cause" shall be defined as, but not limited to, the following events:

               A. Bona fide decision by the Company to terminate its business and liquidate its assets; or

               B. Change in control of Harrow Industries, Inc, such change in control being defined as acquisition by a bidder of 51% of the voting shares of the Company or a sale of substantially all of the company's assets; or

               C. Material adverse alteration in the nature or status of your responsibilities and duties as Vice President of the Company. (Should such material alteration be made at your request, the obligations of the Company under this Section 4.3 are not triggered); or

               D. Reorganization or elimination of the area of the business in which you work; or

               E. Relocation of the Company's principal executive offices to a location more than 50 miles from its current location in Grand Rapids, Michigan, regardless of whether you are offered an equivalent position at the new location. While the Company has no obligation to offer you an equivalent position, should you be offered the opportunity to relocate and you decline, such declination shall be be regarded as an event of termination "without cause" and the obligations of the Company under this Section 4.3 are triggered.

     Upon the occurrence of termination of your employment "without cause" under this Section 4.3 and at the expiration of the 60 day notice period, the Company shall provide to you the following: severance pay equal to 18 months salary at the rate in effect at commencement of such severance payments, an amount equal to your entitlement under the Executive Management Incentive Plan or its equivalent (calculation to be made based on the results of the Company through the month ending with your departure from active responsibilities and payment accordingly pro-rated if such period is less than a full year), benefit continuation or conversion at company expense for the 18 month severance period, accrued vacation through the date of termination, outplacement counseling provided at company expense (amount not to exceed 15% of annual salary at termination), use of your company vehicle during the 18 month severance period, and the option to purchase said vehicle at the end of the severance period at book value. No further Vesting Credit or Service Credit under the Retirement Plan for the Employees of Harrow Products, Inc. shall accrue to your benefit following your departure from active responsibilities.

5.       Miscellaneous

     5.1 Term of Agreement. The initial term of this Agreement shall be from June 27, 1996 through November 30, 1997. The Agreement shall subsequently terminate unless the Company notifies you in writing prior to the expiration of the initial or a subsequent term of its intent to renew the Agreement for another one year term (all terms subsequent to the initial term shall be of one year duration). Authority to take action to renew is vested solely with the Executive/Compensation Committee of the Board of Directors of Harrow Industries, Inc. In the event of non-renewal of the Agreement any severance due you shall be per the provisions of the Executive Severance Policy of Harrow Products only.

     5.2 Assignment. Neither party may transfer, assign, encumber, or otherwise dispose of, voluntarily or involuntarily, any of your rights to receive any of the payments provided herein, which rights are expressly declared nonassignable and nontransferable. The provisions of this Agreement are binding upon and inure to the benefit of the parties hereto and their respective personal representatives or successors.

     5.3 Amendments. No provision of this Agreement may be modified or amended unless such amendment is agreed to in writing by both you and the Company.

     5.4 Waivers. No waiver at any time of any term or provision of this Agreement shall be construed as a waiver of any other term or provision of this Agreement.

     5.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan.

     5.6 Arbitration. Any and all differences or disputes that may arise during or following your employment with the Company shall be brought and resolved utilizing a final and binding, impartial arbitration process. The parties shall follow the specific procedures set forth by the American Arbitration Association for arbitration of disputes. If arbitration is sought, the parties specifically empower the arbitrator to apply the substantive applicable law and agree he/she shall have exclusive authority to resolve all differences, provide all remedies and due process protections as afforded under the applicable law.

     5.7 Inclusion of Entire Agreement Herein. This Agreement supersedes any and all prior or contemporaneous agreements, either oral or in writing, between you and the Company with respect to the subject matter hereof and contains all of the covenants and agreements between you and the Company with respect to your employment by the Company, or your right to receive severance benefits.



     5.8 Notices. For purposes of this Agreement notice and all the communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when hand delivered or mailed by US registered mail, return receipt requested, postage prepaid, addressed to the respective addressees at their addresses as set forth in the Agreement.

     5.9 Severabilitiy. Should any provision of this Agreement be held to be invalid, such invalidity shall not affect the enforceability of any other provision.

     Please confirm your understanding and acceptance of the foregoing by signing and returning to the Company a signed copy of this letter.

                                                 HARROW PRODUCTS, INC.



                                                 By  /s/Dudley C. Mecum
                                                     Dudley C. Mecum
                                                     Its Chairman and CEO


Agreed:


/s/ Donald D. Fensterinacher
Donald D. Fensterinacher, VP

                                 EXHIBIT 10.10



HARROW Products, Inc.




June 5, 1996



Mr. John S. Hogan
2627 E. Beltline, SE
Grand Rapids, MI 49546

Dear John:

     This will confirm our agreement with you effective 6/27/96 as follows:


1.       Employment

     1.1. Employment & Duties. We agree to employ you as Vice President of Harrow Products, Inc. ("Company") and you will act in such capacity and devote your full business time, skill, attention and best efforts to carrying out your duties and promoting the best interests of the Company. At all times during your employment, you will be subject to the instructions and control of the President and Chief Operating Officer of the Company.

2.       Employment Terms

     2.1 Conduct. You agree to conduct your business activities in such a manner as to maintain and enhance Harrow's ethical, moral and professional standards.

     2.2. Conflicts of Interest. It is understood and agreed that you will not at any time during your period of employment with the Company, without the prior written consent of the Executive Committee of the Board of Directors of Harrow Industries, Inc., knowingly acquire any financial interest in, directly or indirectly, or perform any services for or on behalf of any business, person, or enterprise which undertakes any business in substantial competition with the businesses of the Company or sells to or buys from or otherwise transacts business with the Company, provided, however, that you may acquire and own not more than one percent (1 %) of the outstanding capital stock of any public corporation which sells to or buys from or otherwise conducts business with the Company.

     2.3 Confidentiality. You specifically acknowledge and agree that any business plans, technical product data, proprietary information, customer lists, strategic planning documents,

Harrow company
2627 East Beltline, S.E., Grand Rapids, Michigan 49546, Phone 6l6/942-1440,
Fax 616/942-2170
inventions, forms, procedures, copyrightable subject matter, etc. are the exclusive property of the Company and may not be disclosed by you to any person outside of Harrow, nor will you make any unauthorized use of same during the period of your employment or thereafter.

3.       Compensation & Benefits

     3.1 Cash Compensation. The Company agrees to pay for all your services to or on behalf of the Company in each full fiscal year, or a portion thereof (prorated as to the portion) payable in approximately equal installments in accordance with the customary payroll practices of the Company (your "salary"). This salary shall be subject to annual review and adjustment by the Executive /Compensation Committee of the Board of Directors of Harrow Industries, Inc. in accordance with standard executive compensation procedures of the Company in effect from time to time. As of 12/l/95, your annual salary will be $144,500. You shall be entitled to participate in the Executive Management Incentive Plan or such other program for which executives are or shall become eligible, and receive such bonus compensation as may become due you pursuant to the terms of that Plan.

     3.2 Benefit Plans/Vacation. The payments provided above are in addition to any benefits to which executives may be, or may become, entitled under any welfare benefit plan, retirement plan, or fringe benefit program of Harrow, including, without limitation, pension, 401(k), vacation, company vehicle, medical/dental/executive medical coverage, life insurance, long term care, or disability benefits. You shall be eligible to receive during the period of your employment with the Company, all such benefits for which other executives are eligible under such plans or programs to the extent permissible under the terms and provisions of the plans.

     3.3 Expenses. You will be entitled to reimbursement for reasonable out-of-pocket expenses incurred by you in the performance of your duties under this Agreement subject to presentment of appropriate vouchers or receipts, per Corporate Procedure # 352.2.

4.       Termination

     4.1 General. Your employment with the Company as set forth in this Agreement may be terminated any time, subject to the provisions set forth in
Section 4.2 and 4.3:

     4.2 Termination for Cause. In addition to any such remedies which Harrow may have at law or in equity, the Company may immediately terminate your employment under this Agreement by giving you written notice of such termination upon or at any time following the occurrence of any of the following events. Each such event shall constitute a termination "for cause:"

               A. criminal conduct on your part which results in conviction of a felony; or

               B. conduct on your part involving your willful malfeasance or gross negligence or failure to act involving material non-feasance or gross negligence on your part which conduct or failure to act has a material adverse effect on the business of the Company; or

               C. your misappropriation of funds or property of the Company; or

               D. the material breach by you of any of your covenants, agreements or other obligations contained in this Agreement.

     Upon the occurrence of termination of your employment "for cause, under this Section 4.2, the Company shall pay to you an amount equal to your accrued salary through the effective date of termination at the rate in effect at the time such notice of termination is given, accrued vacation through the effective date of termination, and any approved expense reimbursement amounts accrued through the effective date of termination. Upon payment of such amounts, Harrow shall have no further obligation to you under this Agreement.


     4.3 Termination without Cause. The Company may terminate your employment under this Agreement at any time without cause, provided sixty (60) day's written notice of such intent to terminate is provided to you by the Company. For purposes of illustration, termination "without cause" shall be defined as, but not limited to, the following events:

               A. Bona fide decision by the Company to terminate its business and liquidate its assets; or

               B. Change in control of Harrow Industries, Inc, such change in control being defined as acquisition by a bidder of 51% of the voting shares of the Company or a sale of substantially all of the company's assets; or

               C. Material adverse alteration in the nature or status of your responsibilities and duties as Vice President of the Company. (Should such material alteration be made at your reques4 the obligations of the Company under this Section 4.3 are not triggered); or

               D. Reorganization or elimination of the area of the business in which you work; or

               E. Relocation of the Company's principal executive offices to a location more than 50 miles from its current location in Grand Rapids, Michigan, regardless of whether you are offered an equivalent position at the new location. While the Company has no obligation to offer you an equivalent position, should you be offered the opportunity to relocate and you decline, such declination shall be be regarded as an event of termination "without cause" and the obligations of the Company under this Section 4.3 are triggered.

     Upon the occurrence of termination of your employment "without cause" under this Section 4.3 and at the expiration of the 60 day notice period, the Company shall provide to you the following: severance pay equal to 18 months salary at the rate in effect at commencement of such severance payments, an amount equal to your entitlement under the Executive Management Incentive Plan or its equivalent (calculation to be made based on the results of the Company through the month ending with your departure from active responsibilities and payment accordingly pro-rated if such period is less than a full year), benefit continuation or conversion at company expense for the 18 month severance period, accrued vacation through the date of termination, outplacement counseling provided at company expense (amount not to exceed 15% of annual salary at termination), use of your company vehicle during the 18 month severance period, and the option to purchase said vehicle at the end of the severance period at book value. No further Vesting Credit or Service Credit under the Retirement Plan for the Employees of Harrow Products, Inc. shall accrue to your benefit following your departure from active responsibilities.

5.       Miscellaneous

     5.1 Term of Agreement. The initial term of this Agreement shall be from June 27, 1996 through November 30, 1997. The Agreement shall subsequently terminate unless the Company notifies you in writing prior to the expiration of the initial or a subsequent term of its intent to renew the Agreement for another one year term (all terms subsequent to the initial term shall be of one year duration). Authority to take action to renew is vested solely with the Executive/Compensation Committee of the Board of Directors of Harrow Industries, Inc. In the event of non-renewal of the Agreemen4 any severance due you shall be per the provisions of the Executive Severance Policy of Harrow Products only.

     5.2 Neither party may transfer, assign, encumber, or otherwise dispose of, voluntarily or involuntarily, any of your rights to receive any of the payments provided herein, which rights are expressly declared nonassignable and nontransferable. The provisions of this Agreement are binding upon and inure to the benefit of the parties hereto and their respective personal representatives or successors.

     5.3 Amendments. No provision of this Agreement may be modified or amended unless such amendment is agreed to in writing by both you and the Company.

     5.4 Waivers. No waiver at any time of any term or provision of this Agreement shall be construed as a waiver of an other term or provision of this Agreement.

     5.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan.

     5.6 Arbitration. Any and all differences or disputes that may arise during or following your employment with the Company shall be brought and resolved utilizing a final and binding, impartial arbitration process. The parties shall follow the specific procedures set forth by the American Arbitration Association for arbitration of disputes. If arbitration is sought, the parties specifically empower the arbitrator to apply the substantive applicable law and agree he/she shall have exclusive authority to resolve all differences, provide all remedies and due process protections as afforded under the applicable law.

     5.7 Inclusion of Entire Agreement Herein. This Agreement supersedes any and all prior or contemporaneous agreements, either oral or in writing, between you and the Company with respect to the subject matter hereof and contains all of the covenants and agreements between you and the Company with respect to your employment by the Company, or your right to receive severance benefits. You specifically acknowledge the purported employment agreement dated August 3, 1995 and entered into by you and the former Chairman of the Board of Harrow Industries, Inc., Philip A. Uzielli, has and had no force and effect.

     5.8 Notices. For purposes of this Agreement notice and all the communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when hand delivered or mailed by US registered mail, return receipt requested, postage prepaid, addressed to the respective addressees at their addresses as set forth in the Agreement.

     5.9 Severability. Should any provision of this Agreement be held to be invalid, such invalidity shall not affect the enforceability of any other provision.

     Please confirm your understanding and acceptance of the foregoing by signing and returning to the Company a signed copy of this letter.

                                                  HARROW PRODUCTS, INC.



                                                  By  /s/Dudley C. Mecum
                                                      Dudley C. Mecum
                                                      Its Chairman and CEO

Agreed:



/s/John S. Hogan
John S. Hogan, Vice President

                                 EXHIBIT 10.11



HARROW Products, Inc.




June 5, 1996



Mr. Gary L Humphreys
2627 E. Beltline, SE
Grand Rapids, MI 49546

Dear Gary:

     This will confirm our agreement with you effective 6/27/96 as follows:


1.       Employment

     1.1. Employment & Duties. We agree to employ you as Vice President of Harrow Products, Inc. ("Company") and you will act in such capacity and devote your full business time, skill, attention and best efforts to carrying out your duties and promoting the best interests of the Company. At all times during your employment you will be subject to the instructions and control of the President and Chief Operating Officer of the Company.

2.       Employment Terms

     2.1 Conduct. You agree to conduct your business activities in such a manner as to maintain and enhance Harrow's ethical, moral, and professional standards.

     2.2. Conflicts of Interest. It is understood and agreed that you will not at any time during your period of employment with the Company, without the prior written consent of the Executive Committee of the Board of Directors of Harrow Industries, Inc., knowingly acquire any financial interest in, directly or indirectly, or perform any services for or on behalf of any business, person, or enterprise which undertakes any business in substantial competition with the businesses of the Company or sells to or buys from or otherwise transacts business with the Company, provided, however, that you may acquire and own not more than one percent (1%) of the outstanding capital stock of any public corporation which sells to or buys from or otherwise transacts business with the Company.

     2.3 Confidentiality. You specifically acknowledge and agree that any business plans, technical product data, proprietary information, customer lists, strategic planning documents,

HARROW company
2627 East Beltline, S.E., Grand Rapids, Michigan 49546, Phone 6l6/942-1440,
Fax 616/942-2170
inventions, forms, procedures, copyrightable subject matter, etc. are the exclusive property of the Company and may not be disclosed by you to any person outside of Harrow, nor will you make any unauthorized use of same during the period of your employment or thereafter.

3.       Compensation & Benefits

     3.1 Cash Compensation. The Company agrees to pay for all your services to or on behalf of the Company in each full fiscal year, or a portion thereof (prorated as to the portion) payable in approximately equal installments in accordance with the customary payroll practices of the Company (your "salary"). This salary shall be subject to annual review and adjustment by the Executive /Compensation Committee of the Board of Directors of Harrow Industries, Inc. in accordance with standard executive compensation procedures of the Company in effect from time to time. As of 12/l/95, your annual salary will be $127,300. You shall be entitled to participate in the Executive Management Incentive Plan or such other program for which executives are or shall become eligible, and receive such bonus compensation as may become due you pursuant to the terms of that Plan.

     3.2 Benefit Plans/Vacation. The payments provided above are in addition to any benefits to which executives may be, or may become, entitled under any welfare benefit plan, retirement plan, or fringe benefit program of Harrow, including, without limitation, pension, 401(k), vacation, company vehicle, medical/dental/executive medical coverage, life insurance, long term care, or disability benefits. You shall be eligible to receive during the period of your employment with the Company, all such benefits for which other executives are eligible under such plans or programs to the extent permissible under the terms and provisions of the plans.

     3.3 Expenses. You will be entitled to reimbursement for reasonable out-of-pocket expenses incurred by you in the performance of your duties under this Agreement subject to presentment of appropriate vouchers or receipts, per Corporate Procedure # 352.2.

4.       Termination

     4.1 General. Your employment with the Company as set forth in this Agreement may be terminated any time, subject to the provisions set forth in
Section 4.2 and 4.3:

     4.2 Termination for Cause. In addition to any such remedies which Harrow may have at law or in equity, the Company may immediately terminate your employment under this Agreement by giving you written notice of such termination upon or at any time following the occurrence of any of the following events. Each such event shall constitute a termination "for cause:"

               A. criminal conduct on your part which results in conviction of a felony; or

               B. conduct on your part involving your willful malfeasance or gross negligence or failure to act involving material non-feasance or gross negligence on your part, which conduct or failure to act has a material adverse effect on the business of the Company; or

               C. your misappropriation of funds or property of the Company; or

               D. the material breach by you of any of your covenants, agreements or other obligations contained in this Agreement.

     Upon the occurrence of termination of your employment "for cause" under this Section 4.2, the Company shall pay to you an amount equal to your accrued salary through the effective date of termination at the rate in effect at the time such notice of termination is given, accrued vacation through the effective date of termination, and any approved expense reimbursement amounts accrued through the effective date of termination. Upon payment of such amounts, Harrow shall have no further obligation to you under this Agreement.


     4.3 Termination-Without Cause. The Company may terminate your employment under this Agreement at any time without cause, provided sixty (60) day's written notice of such intent to terminate is provided to you by the Company. For purposes of illustration, termination "without cause" shall be defined as, but not limited to, the following events:

               A. Bona fide decision by the Company to terminate its business and liquidate its assets; or

               B. Change in control of Harrow Industries, Inc, such change in control being defined as acquisition by a bidder of 51% of the voting shares of the Company or a sale of substantially all of the company's assets; or

               C. Material adverse alteration in the nature or status of your responsibilities and duties as Vice President of the Company. (Should such material alteration be made at your request the obligations of the Company under this Section 4.3 are not triggered); or

               D. Reorganization or elimination of the area of the business in which you work; or

               E. Relocation of the Company's principal executive offices to a location more than 50 miles from its current location in Grand Rapids, Michigan, regardless of whether you are offered an equivalent position at the new location. While the Company has no obligation to offer you an equivalent position, should you be offered the opportunity to relocate and you decline, such declination shall be be regarded as an event of termination "without cause" and the obligations of the Company under this Section 4.3 are triggered.

     Upon the occurrence of termination of your employment "without cause" under this Section 4.3 and at the expiration of the 60 day notice period, the Company shall provide to you the following: severance pay equal to 18 months salary at the rate in effect at commencement of such severance payments, an amount equal to your entitlement under the Executive Management Incentive Plan or its equivalent (calculation to be made based on the results of the Company through the month ending with your departure from active responsibilities and payment accordingly pro-rated if such period is less than a full year), benefit continuation or conversion at company expense for the 18 month severance period, accrued vacation through the date of termination, outplacement counseling provided at company expense (amount not to exceed 15% of annual salary at termination), use of your company vehicle during the 18 month severance period, and the option to purchase said vehicle at the end of the severance period at book value. No further Vesting Credit or Service Credit under the Retirement Plan for the Employees of Harrow Products, Inc. shall accrue to your benefit following your departure from active responsibilities.

5.       Miscellaneous

     5.1 Term of Agreement. The initial term of this Agreement shall be from June 27, 1996 through November 30, 1997. The Agreement shall subsequently terminate unless the Company notifies you in writing prior to the expiration of the initial or a subsequent term of its intent to renew the Agreement for another one year term (all terms subsequent to the initial term shall be of one year duration). Authority to take action to renew is vested solely with the Executive/Compensation Committee of the Board of Directors of Harrow Industries, Inc. In the event of non-renewal of the Agreement any severance due you shall be per the provisions of the Executive Severance Policy of Harrow Products only.

     5.2 Assignment. Neither party may transfer, assign, encumber, or otherwise dispose of, voluntarily or involuntarily, any of your rights to receive any of the payments provided herein, which rights are expressly declared nonassignable and nontransferable. The provisions of this Agreement are binding upon and inure to the benefit of the parties hereto and their respective personal representatives or successors.

     5.3 Amendments. No provision of this Agreement may be modified or amended unless such amendment is agreed to in writing by both you and the Company.

     5.4 Waivers. No waiver at any time of any term or provision of this Agreement shall be construed as a waiver of any other term or provision of this Agreement.

     5.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan.

     5.6 Arbitration. Any and all differences or disputes that may arise during or following your employment with the Company shall be brought and resolved utilizing a final and binding, impartial arbitration process. The parties shall follow the specific procedures set forth by the American Arbitration Association for arbitration of disputes. If arbitration is sought the parties specifically empower the arbitrator to apply the substantive applicable law and agree he/she shall have exclusive authority to resolve all differences, provide all remedies and due process protections as afforded under the applicable law.

     5.7 Inclusion of Entire Agreement Herein. This Agreement supersedes any and all prior or contemporaneous agreements, either oral or in writing, between you and the Company with respect to the subject matter hereof and contains all of the covenants and agreements between you and the Company with respect to your employment by the Company, or your right to receive severance benefits. You specifically acknowledge the purported employment agreement dated August 3, 1995 and entered into by you and the former Chairman of the Board of Harrow Industries, Inc., Philip A- Uzielli, has and had no force and effect.

     5.8 Notices. For purposes of this Agreement notice and all the communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when hand delivered or mailed by US registered mail, return receipt requested, postage prepaid, addressed to the respective addressees at their addresses as set forth in the Agreement.

     5.9 Severability. Should any provision of this Agreement be held to be invalid, such invalidity shall not affect the enforceability of any other provision.

     Please confirm your understanding and acceptance of the foregoing by signing and returning to the Company a signed copy of this letter.

                                               HARROW PRODUCTS, INC.



                                               By /s/ Dudley C. Mecum
                                                      Dudley C. Mecum
                                                      Its Chairman and CEO


Agreed:



/s/ Gary L. Humpreys
Gary L. Humpreys, VP

                                 EXHIBIT 10.12


HARROW Products, Inc.




June 5, 1996



Ms. Betsy F. Raymond
2627 E. Beltline, SE
Grand Rapids, MI 49546

Dear Betsy:

     This will confirm our agreement with you effective 6/27/96 as follows:


1.       Employment

     1.1. Employment & Duties. We agree to employ you as Vice President of Harrow Products, Inc. ("Company") and you will act in such capacity and devote your full business time, skill, attention and best efforts to carrying out your duties and promoting the best interests of the Company. At all times during your employment, you will be subject to the instructions and control of the President and Chief Operating Officer of the Company.

2.       Employment Terms

     2.1 Conduct. You agree to conduct your business activities in such a manner as to maintain and enhance Harrow's ethical, moral, and professional standards.

     2.2. Conflicts of Interest. It is understood and agreed that you will not at any time during your period of employment with the Company, without the prior written consent of the Executive Committee of the Board of Directors of Harrow Industries, Inc., knowingly acquire any financial interest in, directly or indirectly, or perform any services for or on behalf of any business, person, or enterprise which undertakes any business in substantial competition with the businesses of the Company or sells to or buys from or otherwise transacts business with the Company, provided, however, that you may acquire and own not more than one percent (1%) of the outstanding capital stock of any public corporation which sells to or buys from or otherwise transacts business with the Company.

     2.3 Confidentiality. You specifically acknowledge and agree that any business plans, technical product data, proprietary information, customer lists, strategic planning documents,

HARROW company

2627 East Beltline, S.E., Grand Rapids, Michigan 49546, Phone 616/942-1440,
Fax 616/942-2170
inventions, forms, procedures, copyrightable subject matter, etc. are the exclusive property of the Company and may not be disclosed by you to any person outside of Harrow, nor will you make any unauthorized use of same during the period of your employment or thereafter.

3.       Compensation & Benefits

     3.1 Cash Compensation. The Company agrees to pay for all your services to or on behalf of the Company in each full fiscal year, or a portion thereof (prorated as to the portion) payable in approximately equal installments in accordance with the customary payroll practices of the Company (your "salary"). This salary shall be subject to annual review and adjustment by the Executive /Compensation Committee of the Board of Directors of Harrow Industries, Inc. in accordance with standard executive compensation procedures of the Company in effect from time to time. As of 12/l/95, your annual salary will be $114,100. You shall be entitled to participate in the Executive Management Incentive Plan or such other program for which executives are or shall become eligible, and receive such bonus compensation as may become due you pursuant to the terms of that Plan.

     3.2 Benefit Plans/Vacation. The payments provided above are in addition to any benefits to which executives may be, or may become, entitled under any welfare benefit plan, retirement plan, or fringe benefit program of Harrow, including, without limitation, pension, 401(k), vacation, company vehicle, medical/dental/executive medical coverage, life insurance, long term care, or disability benefits. You shall be eligible to receive during the period of your employment with the Company, all such benefits for which other executives are eligible under such plans or programs to the extent permissible under the terms and provisions of the plans.

     3.3 Expenses. You will be entitled to reimbursement for reasonable out-of-pocket expenses incurred by you in the performance of your duties under this Agreement, subject to presentment of appropriate vouchers or receipts, per Corporate Procedure # 352.2.

4.       Termination

     4.1 General. Your employment with the Company as set forth in this Agreement may be terminated any time, subject to the provisions set forth in
Section 4.2 and 4.3:

     4.2 Termination for Cause. In addition to any such remedies which Harrow may have at law or in equity, the Company may immediately terminate your employment under this Agreement by giving you written notice of such termination upon or at any time following the occurrence of any of the following events. Each such event shall constitute a termination "for cause:"


               A. criminal conduct on your part which results in conviction of a felony; or

               B. conduct on your part involving your willful malfeasance or gross negligence or failure to act involving material non-feasance or gross negligence on your part, which conduct or failure to act has a material adverse effect on the business of the Company; or

               C. your misappropriation of funds or property of the Company; or

               D. the material breach by you of any of your covenants, agreements or other obligations contained in this Agreement.

     Upon the occurrence of termination of your employment "for cause" under this Section 4.2, the Company shall pay to you an amount equal to your accrued salary through the effective date of termination at the rate in effect at the time such notice of termination is given, accrued vacation through the effective date of termination, and any approved expense reimbursement amounts accrued through the effective date of termination. Upon payment of such amounts, Harrow shall have no further obligation to you under this Agreement.


     4.3 Termination without Cause. The Company may terminate your employment under this Agreement at any time without cause, provided sixty (60) day's written notice of such intent to terminate is provided to you by the Company. For purposes of illustration, termination "without cause" shall be defined as, but not limited to, the following events:

               A. Bona fide decision by the Company to terminate its business and liquidate its assets; or

               B. Change in control of Harrow Industries, Inc, such change in control being defined as acquisition by a bidder of 5 1 % of the voting shares of the Company or a sale of substantially all of the company's assets; or

               C. Material adverse alteration in the nature or status of your responsibilities and duties as Vice President of the Company. (Should such material alteration be made at your request, the obligations of the Company under this Section 4.3 are not triggered); or

               D. Reorganization or elimination of the area of the business in which you work; or

               E. Relocation of the Company's principal executive offices to a location more than 50 miles from its current location in Grand Rapids, Michigan, regardless of whether you are offered an equivalent position at the new location. While the Company has no obligation to offer you an equivalent position, should you be offered the opportunity to relocate and you decline, such declination shall be be regarded as an event of termination "without cause" and the obligations of the Company under this Section 4.3 are triggered.

     Upon the occurrence of termination of your employment "without cause" under this Section 4.3 and at the expiration of the 60 day notice period, the Company shall provide to you the following: severance pay equal to 18 months salary at the rate in effect at commencement of such severance payments, an amount equal to your entitlement under the Executive Management Incentive Plan or its equivalent (calculation to be made based on the results of the Company through the month ending with your departure from active responsibilities and payment accordingly pro-rated if such period is less than a full year), benefit continuation or conversion at company expense for the 18 month severance period, accrued vacation through the date of termination, outplacement counseling provided at company expense (amount not to exceed 15% of annual salary at termination), use of your company vehicle during the 18 month severance period, and the option to purchase said vehicle at the end of the severance period at book value. No further Vesting Credit or Service Credit under the Retirement Plan for the Employees of Harrow Products, Inc. shall accrue to your benefit following your departure from active responsibilities.

5.       Miscellaneous

     5.1 Term of Agreement. The initial term of this Agreement shall be from June 27, 1996 through November 30, 1997. The Agreement shall subsequently terminate unless the Company notifies you in writing prior to the expiration of the initial or a subsequent term of its intent to renew the Agreement for another one year term (all terms subsequent to the initial term shall be of one year duration). Authority to take action to renew is vested solely with the Executive/Compensation Committee of the Board of Directors of Harrow Industries, Inc. In the event of non-renewal of the Agreement any severance due you shall be per the provisions of the Executive Severance Policy of Harrow Products only.

     5.2 Assignment. Neither party may transfer, assign, encumber, or otherwise dispose of, voluntarily or involuntarily, any of your rights to receive any of the payments provided herein, which rights are expressly declared nonassignable and nontransferable. The provisions of this Agreement are binding upon and inure to the benefit of the parties hereto and their respective personal representatives or successors.

     5.3 Amendments. No provision of this Agreement may be modified or amended unless such amendment is agreed to in writing by both you and the Company.

     5.4 Waivers. No waiver at any time of any term or provision of this Agreement shall be construed as a waiver of any other term or provision of this Agreement.

     5.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan.

     5.6 Arbitration. Any and all differences or disputes that may arise during or following your employment with the Company shall be brought and resolved utilizing a final and binding, impartial arbitration process. The parties shall follow the specific procedures set forth by the American Arbitration Association for arbitration of disputes. If arbitration is sought, the parties specifically empower the arbitrator to apply the substantive applicable law and agree he/she shall have exclusive authority to resolve all differences, provide all remedies and due process protections as afforded under the applicable law.

     5.7 Inclusion of Entire Agreement Herein This Agreement supersedes any and all prior or contemporaneous agreements, either oral or in writing, between you and the Company with respect to the subject matter hereof and contains all of the covenants and agreements between you and the Company with respect to your employment by the Company, or your right to receive severance benefits. You specifically acknowledge the purported employment agreement dated August 3, 1995 and entered into by you and the former Chairman of the Board of Harrow Industries, Inc., Philip A. Uzielli, has and had no force and effect.

     5.8 Notices. For purposes of this Agreement, notice and all the communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when hand delivered or mailed by US registered mail, return receipt requested, postage prepaid, addressed to the respective addressees at their addresses as set forth in the Agreement.

     5.9 Severability. Should any provision of this Agreement be held to be invalid, such invalidity shall not affect the enforceability of any other provision.

     Please confirm your understanding and acceptance of the foregoing by signing and returning to the Company a signed copy of this letter.

                                               HARROW PRODUCTS, INC.



                                                  By /s/ Dudley C. Mecum
                                                         Dudley C. Mecum
                                                         Its Chairman and CEO


Agreed:



/s/ Betsy F. Raymond
Betsy F. Raymond, Vice President

                                 EXHIBIT 10.13




                             HARROW INDUSTRIES, INC.
                            2627 East Beltline, S.E.
                          Grand Rapids, Michigan 49546


                                                  April 23, 1996


Robert Fleming & Co. Limited
25 Copthall Avenue
London EC2R 7DR
England

Gentlemen:

     Reference is made to that certain Letter Agreement , dated April 15, 1996, by and among Larry L. Adams, Sharon C. Adams, James F. Adams, Katherine E. Adams and Sarah M. Adams, as sellers ("Sellers"), and Robert Fleming & Co. Limited, as buyer ("Fleming"), relating to the sale by Sellers to Fleming of 66,150 shares of Common Stock, par value $0.01 per share (the "Common Stock"), of Harrow Industries, Inc., a Delaware corporation ("Harrow"). The shares of Common Stock so purchased by Fleming (as the same may be adjusted, split, combined, re-classified or otherwise changed) are hereinafter referred to as the "Option Shares".

     We have agreed that upon the terms and conditions set forth in this Letter Agreement, Harrow shall have the option to purchase from Fleming, and Fleming shall have the option to sell to Harrow, all of the Option Shares at the Option Price (as defined below). Our agreement is as follows:

     1. Option of Harrow to Purchase. Subject to the terms and conditions of this Letter Agreement, upon the first occurrence of a Call Event (as hereinafter defined) Harrow shall have the option (the "Call Option") to purchase from Fleming (and, upon the exercise of such option, Fleming shall sell to Harrow) all of the Option shares at the Option Price. The Call Option shall be exercisable for 60 days after the occurrence of a Call Event (the "Option Exercise Period"). If the Call Option

Robert Fleming & Co. Limited
April 23, 1996
Page 2



is not exercised during the Option Exercise Period, it shall lapse and be of no further force and effect. In any event, the Call Option shall not be exercisable later than 5:00pm, New York City time, on December 31, 1997.

     2. Option of Fleming to Sell. Subject to the terms and conditions of this Letter Agreement, upon the first occurrence of a Call Event, Fleming shall have the option (the "Put Option") to sell to Harrow (and, upon the exercise of such option, Harrow shall purchase from Fleming) all of the Option Shares at the Option Price. The Put Option shall be exercisable for the Option Exercise Period. If the Put Option is not exercised during the Option Exercise Period, it shall lapse and be of no further force and effect. In any event, the Put Option shall not be exercisable later than 5:00pm, New York City time, on December 31, 1997.

     3. Manner of Exercise of Options. (a) The Call Option and the Put Option shall be exercisable by giving to the other party, at the address and in the manner contemplated by Section 10(i) hereof, written notice of the exercise thereof. Such notice shall specify a date (not earlier than 10 calendar days nor later than 30 calendar days form the date of such notice) and place for the closing (the "Closing") of the purchase and sale of the Option Shares pursuant to the exercise of such option. Upon the mailing of notice duly exercising the Call Option or the Put Option, as the case may be, such Option shall be deemed to have been exercised by the party giving such notice, irrespective of the actual date of Closing. In the event that both the Call Option and the Put Option are exercised and the respective notices of exercise shall specify different dates and/or places for the Closing, then the notice bearing the earlier postmark shall control unless otherwise specifically agreed to by the parties.

     (b) At the Closing, in consideration of the sale, assignment, transfer and delivery of the Option Shares and against delivery to Harrow of certificates representing the Option Shares, (i) Harrow shall deliver to Fleming an amount in cash or by certified or bank

Robert Fleming & Co. Limited
April 23, 1996
Page 3



cashier's check equal to the Option Price and (ii) Fleming shall deliver to Harrow certificates representing the Option Shares, duly endorsed for transfer or accompanied by duly executed stock powers.

     4.       Definitions.

          (a) Option Price. As used herein, the term "Option Price" shall mean an aggregate price of (i) $1,150,000 if the Call Option or the Put Option is exercised on or prior to December 31, 1996, and (ii) $1,250,000 if the Call Option or the Put Option is exercised after December 31, 1996 and on or prior to December 31, 1997.

          (b) Call Event. As used herein, a "Call Event" shall be deemed to occur if the Consolidated Net Worth of Harrow (as reflected in the consolidated financial statements of Harrow as at the end of any month) as at the end of any month shall be at least equal to $2,250,000. The date of the Call Event shall be deemed to be the date of the end of the month for which the consolidated financial statements referred to in the foregoing paragraph 4(b)(i) are prepared.

Robert Fleming & Co. Limited
April 23, 1996
Page 4



     5.       Fleming's Representations and Warranties.

     Fleming represents and warrants to Harrow as follows:

          (a) Fleming has the full power and authority to execute, deliver and carry out the terms and provisions of this Agreement and to consummate the transactions contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Agreement;

          (b) Fleming is duly organized, validly existing and in good standing as a corporation under the laws of England;

          (c) this Agreement has been duly and validly authorized, executed and delivered by Fleming and constitutes a valid and binding obligation of Fleming, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency, or other laws affecting the enforcement of creditors' rights generally;

          (d) At the time that the Put Option or the Call Option is exercised, and at the Closing , (i) Fleming shall have taken no action that would have caused the creation of any liens, claims, options, proxies, voting agreements, charges or encumbrances of whatever nature and (ii) Fleming shall not (except as set forth herein) have disposed of any interest in the Option Shares;

          (e) The execution of this Agreement by Fleming does not, and the performance by Fleming of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Fleming is a party or by which Fleming is bound or any judgment, decree or order applicable to Fleming, nor is Fleming required to obtain the approval of any person or organization to enter into and perform this Agreement; and

Robert Fleming & Co. Limited
April 23, 1996
Page 5



          (f) Neither the execution and delivery of this Agreement nor the performance by Fleming of its obligations hereunder will violate any provisions of law applicable to Fleming or require any consent or approval of, or filing with or notice to any public body or authority under any provision of law applicable to Fleming.

      6.       Harrow's Representations and Warranties.
Harrow represents and warrants to Fleming as follows:

          (a) Harrow is a corporation duly organized, validly existing and in good standing under the laws of Delaware. Harrow has the full power and authority to execute, deliver and carry out the terms and provisions of this Agreement and consummate the transactions contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Agreement.

          (b) This Agreement has been duly and validly authorized, executed and delivered by Harrow and constitutes a valid and binding agreement of Harrow, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors' rights generally;

          (c) The execution of this Agreement by Harrow does not, and the performance by Harrow of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under the contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Harrow is a party or by which Harrow is bound or any judgment, decree or order applicable to Harrow, nor is Harrow required to obtain the approval of any person or organization to enter into and perform this Agreement other than those which shall have been obtained at the time this Agreement is performed; and

          (d) neither the execution and delivery of this Agreement, nor the performance by Harrow of its obligations hereunder will violate any provision of law

Robert Fleming & Co. Limited
April 23, 1996
Page 6



     applicable to Harrow or require any consent or approval of, or filling with or notice to any public body or authority under any provision of law applicable to Harrow (except for such periodic reporting requirements as may be applicable to Harrow under the United States Securities Exchange Act of 1934 or the rules and regulations promulgated thereunder).

      7.       Certain Covenants.

          (a) In connection with entering into this Agreement, Harrow is establishing an account in its name to be maintained at Fleming in accordance with its customary practices concerning the maintenance of cash accounts of customers, and Harrow is depositing into such account the amount of $1,071,456. In connection therewith, Harrow agrees that if at any time Harrow fails to pay any sums due to Fleming Fleming may set off or transfer any sum standing to the credit of any account Harrow may have with Fleming, or any other sums that Fleming is holding on Harrow's behalf, in or towards satisfaction of Harrow's monies, obligations and liabilities to Fleming under any document or agreement whatsoever. Where such set-off or transfer requires the conversion of one currency into another, such conversion shall be calculated at Fleming's then prevailing spot rate of exchange for purchasing the currency concerned.

          (b) Until such time as the option granted herein shall have been exercised or shall have expired or otherwise lapsed, Harrow agrees to furnish Fleming with its consolidated financial statements as at the end of each month (which need not be audited), which financial statements shall be furnished within 30 days of the end of the month to which they relate. The agreement to furnish such financial statements may be satisfied by the delivery to Fleming of copies of such filings, if any, as Harrow makes with the United States Securities and Exchange Commission.

     8. Specific Performance. Harrow and Fleming acknowledge and agree that in the event of any breach of this Agreement, the non-breaching party would be irreparably

Robert Fleming & Co. Limited
April 23, 1996
Page 7



harmed and could not be made whole by monetary damages. It is accordingly agreed that Harrow and Fleming, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and/or to compel specific performance of this Agreement in any action, provided that any such action shall take place in a state court of New York, as provided in
Section 10(h) hereof.

     9. Expenses. Whether or not the transactions contemplated by this Agreement shall be consummated, all fees and expenses incurred by any party hereto in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such fees and expenses.

    10.      Miscellaneous.

          (a) This Agreement constitutes that entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, whether oral or written, between the parties hereto with respect to the subject matter hereof. This Agreement may not be amended orally, but only by an instrument in writing by each of the parties to this Agreement.

          (b) This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. This Agreement and the rights granted hereunder may be transferred by Harrow without the consent of Fleming, provided that within 30 days of the effectuation of such transfer Harrow gives written notice thereof to Fleming in accordance with the provisions of Section 10(i) hereof. Neither this Agreement or any rights hereunder may be assigned or otherwise transferred by Fleming except to a wholly owned subsidiary thereof.

          (c) Notwithstanding the foregoing, nothing in this Agreement shall be deemed to restrict Fleming, at any time after the Put Option and Call Option

Robert Fleming & Co. Limited
April 23, 1996
Page 8



     granted hereunder lapse and become no longer exercisable in accordance with the terms hereof, from selling, assigning, transferring, conveying or otherwise disposing of the Option Shares at any time to any person, provided that prior notice of any such sale, assignment, transfer, conveyance or other disposition is given to Harrow. In the event of any such sale, assignment, transfer, conveyance or other disposition, the rights and obligations of the parties hereunder shall cease as to the Option Shares that are the subject thereof, and Harrow shall have the right to close the account referred to in Section 7(a) hereof and to withdraw all funds therefrom without penalty.

          (d) Section headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

          (e) All representations, warranties and agreements contained herein shall survive the Closing.

          (f) This Agreement may be executed in counterparts, each of which shall, when executed, be an original and all of which shall be deemed to be one and the same instrument.

          (g) This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to the conflicts of law principles thereof.

          (h) Harrow and Fleming hereby agree that any suit, claim, action or proceeding relating to or arising under this Agreement may (without prejudice to the ability of either party to commence proceedings in any other jurisdiction) be brought in a state court of New York having competent subject matter jurisdiction over the matters set forth in this Agreement or in a federal court sitting in New York (each a "New York
     Court").   Each  of  Harrow  and  Fleming   hereby   consents  to  personal
     jurisdiction in any such action brought in any such New York Court, consents to service of process upon it in the matter set forth in Section 9(h) hereof, and waives any objection it may have to venue in any such New York

Robert Fleming & Co. Limited
April 23, 1996
Page 9


     Court or to any claim that any such New York Court is an inconvenient forum.

          (i) All notices and other communications under this Agreement shall be in writing and delivery thereof shall be deemed to have been made either
     (i) if mailed, when received, or (ii) if transmitted by hand delivery, telegram, telex, telecopier or facsimile transmission, when transmitted to the party entitled to receive the same, at the addresses indicated below or at such other address as such party shall have specified by written notice to the other parties hereto given in accordance herewith:

                  (i)      if to Fleming, addressed to:

                           Robert Fleming & Co. Limited
                           25 Copthall Avenue
                           London EC2R 7DR
                           England

                           Attention:  Michael J.C. Watts

                  (ii)     if to Harrow, addressed to:

                           Harrow Industries, Inc.
                           2627 East Beltline, S.E.
                           Grand Rapids, Michigan 49546

                           Attention:  John S. Hogan

                           with copies to:

                           Skadden, Arps, Slate, Meagher & Flom
                           919 Third Avenue
                           New York, NY  10022

                           Attention:  Alan G. Straus, Esq.

          (j) Should any litigation or arbitration be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives

Robert Fleming & Co. Limited
April 23, 1996
Page 10



     concerning any provision of this Agreement or the rights and duties of any person or entity hereunder, the party prevailing in such litigation or arbitration shall be entitled, in addition to such other relief as may be granted, to reasonable attorneys' and arbitration fees and the costs of litigation or arbitration.

          (k) Any waiver by any party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any terms of this Agreement on one or more sections shall not be considered a waiver or deprive that party of the right hereafter to insist upon strict adherence to that term or any other term of this Agreement.

          (l) No provision in this Agreement shall constitute any person a third party beneficiary.

          (m) If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided; however, that in the event the provisions of this Agreement dealing with the purchase and sale of the Option Shares is held to be invalid then this entire Agreement shall be invalidated.

Robert Fleming & Co. Limited
April 23, 1996
Page 11



     If the foregoing correctly reflects the terms of our agreement, please countersign the enclosed copy of this letter in the space provided below, whereupon this letter shall constitute a binding agreement between us.

                                           Very truly yours,

                                           HARROW INDUSTRIES, INC.


                                           By:/s/
                                              Name:
                                              Title:

Accepted and agreed to as of the date first above written:

ROBERT FLEMING & CO. LIMITED

By:    /s/ M.J.C. Watts
     Name: M.J.C. Watts
         Title: Director

                                 EXHIBIT 10.14



                                    FLEMINGS
                          Robert Fleming & Co. Limited
                      25 Copthall Avenue, London EC2R 7DS
                      Telex 297651 Facsimile 0171 588 7210
                            Telephone 0171 658 5858



The Directors
Harrow Industries, Inc.
2627 East Beltline, S.E.
Grand Rapids,
MI  49546,
United States of America
                                                                    14 June 1996

Dear Sirs,

Further to recent discussions, set out below are the terms under which we would be pleased to provide a put/call option. If you find these terms acceptable then I should be grateful if you would confirm this by signing and returning this letter.

Option Shares:            16,000 shares of Common Stock in Harrow Industries.

Purchase Price:           $64,000 (sixty thousand United States Dollars).

Option Price:             $75,000 (seventy-five thousand United States Dollars)
                          if the shares are either put or called, in accordance with the Call Event up to and including 31st December, 1996.

                          $80,000 (eighty thousand United States Dollars) if the shares are either put or called, in accordance with the Call Event up to and including 31st December, 1997.

                          The Option shall cease to have any force and effect after the close of business on 31st December, 1997.

Call Event:               A  "Call  Event"  shall  be  deemed  to  occur  if the
                          Consolidated Net Worth of Harrow exceeds $2,250,000.

Miscellaneous:            At  all times  whilst  the  Option  is in  effect  the
                          company will maintain a deposit in an amount of $64,000 in an account held at Flemings which will attract interest at a rate of 5%. Interest accrued will be rolled into the deposit principal from time to time.

All the provisions of the option agreement dated 23 April 1996 and between you and us shall be incorporated mutatis mutandis in this letter as if John Hogan, Gary Humphreys, and Betsy and Scott Raymond were named therein as Sellers and the Common Stock defined therein were 16,000 and the Option Price amended to reflect the details above.

Yours sincerely,

for and on behalf of
ROBERT FLEMING & CO. LIMITED

/s/ M.J.C. Watts
M.J.C. Watts
Director
/s/ Dudley C. Mecum, Chairman

                                 EXHIBIT 10.15

                             HARROW INDUSTRIES, INC.
                            2627 East Beltline, S.E.
                          Grand Rapids, Michigan 49546




                                                      August 28, 1996



Robert Fleming & Co. Limited
25 Copthall Avenue
London EC2R 7DR
England

Gentlemen:

     Reference is made to that certain Letter Agreement, dated August 28, 1996, by and among Philip Uzielli and the other persons and entities named on the signature page thereof, as sellers ("Sellers"), and Robert Fleming & Co. Limited, as buyer ("Fleming"), relating to the sale by Sellers to Fleming of (a) an aggregate of 112,706 shares of Common Stock, par value $0.01 per share (the "Common Stock"), of Harrow Industries, Inc., a Delaware corporation ("Harrow") and (b) an aggregate of 80,436 shares of Junior Preferred Stock of Harrow (the "Preferred Stock"). The shares of Common Stock so purchased by Fleming (as the same may be adjusted, split, combined, reclassified or otherwise changed) are hereinafter referred to as the "Common Option Shares", and the shares of Preferred Stock so purchased by Fleming (as the same may be adjusted, split, combined, reclassified or otherwise changed) are hereinafter referred to as the "Preferred Option Shares"; the Common Option Shares and the Preferred Option Shares are hereinafter referred to collectively as the "Option Shares", which term shall include the Common Option Shares or the Preferred Option Shares individually as the context may require.

     We have agreed that upon the terms and conditions set forth in this Letter Agreement, Harrow shall have the option to purchase from Fleming, and Fleming shall have the option to sell to Harrow, all of the Option Shares in the tranches set forth below (each, a

Robert Fleming & Co. Limited
August 28, 1996
Page 2




"Tranche") at the applicable Option Price (as defined below) per Tranche. Our agreement is as follows:

          1. Option of Harrow to Purchase Option Shares. Subject to the terms and conditions of this Letter Agreement, if a Call Event (as hereinafter defined) shall occur Harrow shall have the option (the "Call Option") to purchase from Fleming (and, upon the exercise of such option, Fleming shall sell to Harrow) all of the Option Shares comprising one or more Tranche at the Applicable Option Price (as hereinafter defined). The Call Option shall be exercisable at any time after the occurrence of a Call Event (the "Option Exercise Period"), but shall not be exercisable later than 5:00pm, London time, on December 31, 1999.

          2. Option of Fleming to Sell Option Shares. Subject to the terms and conditions of this Letter Agreement, upon the first occurrence of a Call Event, Fleming shall have the option (the "Put Option") to sell to Harrow (and, upon the exercise of such option, Harrow shall purchase from Fleming) all of the Option Shares comprising one or more Tranche at the Applicable Option Price. The Put Option shall be exercisable for the Option Exercise Period, but shall not be exercisable later than 5:00pm, London time, on December 31, 1999.

          3. Manner of Exercise of Options. (a) The Call Option and the Put Option (referred to hereinafter collectively as the "Option" or "Options") with respect to any Tranche shall be exercisable by giving to the other party, at the address and in the manner contemplated by Section 10(i) hereof, written notice of the exercise thereof. Such notice shall specify
     (i) the Tranche with respect to which the Call Option or the Put Option, as the case may be, is being exercised and (ii) a date (not earlier than 10 calendar days nor later than 30 calendar days from the date of such notice) and place for the closing (the "Closing") of the purchase and sale of the Option Shares comprising such Tranche pursuant to the exercise of such option. Upon the mailing of notice duly exercising the Call Option or the Put Option, as the case may be, such option shall be deemed to have been exer-

Robert Fleming & Co. Limited
August 28, 1996
Page 3




     cised by the party giving such notice, irrespective of the actual date of Closing. In the event that both the Call Option and the Put Option with respect to a particular Tranche are exercised and the respective notices of exercise shall specify different dates and/or places for the Closing, then the notice bearing the earlier postmark shall control unless otherwise specifically agreed to by the parties.

               (b) The Call Option and the Put Option shall each be exercisable in Tranches, as follows:

         Identification of Tranche:         Comprised of:

         Tranche A                           80,436 shares of Preferred
                                             Stock
                                             and
                                             16,934 shares of Common
                                             Stock

         Tranche B                           47,886 shares of Common
                                             Stock

         Tranche C                           47,886 shares of Common
                                             Stock

               (c) The Call Option and the Put Option, as the case may be, may be exercised, if at all, with respect to a single Tranche or multiple Tranches, provided, that the Put Option or Call Option with respect to Tranche A must be exercised prior to or simultaneously with the time, if at all, that the Put Option or the Call Option with respect to either Tranche B or Tranche C is exercised.

               (d) At the Closing, in consideration of the sale, assignment, transfer and delivery of the Option Shares comprising the Tranche with respect to which the option was exercised and against delivery to Harrow of certificates representing such Option Shares, (i) Harrow shall deliver to Fleming an amount in cash or by certified or bank cashier's check equal to the Option Price and (ii) Fleming shall deliver to Harrow certificates representing the Option Shares comprising the Tranche with respect to which the Option was exercised, duly en-

Robert Fleming & Co. Limited
August 28, 1996
Page 4




          dorsed for transfer or accompanied by duly executed stock powers.

4.       Definitions.

               (a) Option Price. As used herein, the term "Option Price" per Tranche shall mean the applicable price set forth in the table below:

         If Put Option or Call Op-
         tion is exercised on or             The Applicable Option
         prior to:                           Price shall be:

         December 31, 1996                   $  985,000

         March 31, 1997                      $1,007,800

         June 30, 1997                       $1,023,700

         September 30, 1997                  $1,049,000

         December 31, 1997                   $1,074,300

         June 30, 1998                       $1,124,000

         December 31, 1998                   $1,174,500

         December 31, 1999                   $1,274,800

               (b) Call Event. As used herein, a "Call Event" shall be deemed to occur if the Consolidated Net Worth of Harrow (as reflected in the consolidated financial statements of Harrow as at the end of any month) as at the end of any month shall be at least equal to $2,275,000. The date of the Call Event shall be deemed to be the date of the end of the month for which the consolidated financial statements referred to in this paragraph 4(b) are prepared. For the avoidance of doubt, there may be more than one Call Event.

         5. Fleming's Representations and Warranties.

         Fleming represents and warrants to Harrow as follows:

Robert Fleming & Co. Limited
August 28, 1996
Page 5




               (a) Fleming has the full power and authority to execute, deliver and carry out the terms and provisions of this Agreement and to consummate the transactions contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Agreement;

               (b) Fleming is duly organized, validly existing and in good standing as a corporation under the laws of England;

               (c) this Agreement has been duly and validly authorized, executed and delivered by Fleming and constitutes a valid and binding obligation of Fleming, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency, or other laws affecting the enforcement of creditors' rights generally;

               (d) At the time that the Put Option or the Call Option with respect to a particular Tranche is exercised, and at the Closing with respect thereto, (i) Fleming shall have taken no action that would have caused the creation of any liens, claims, options, proxies, voting agreements, charges or encumbrances of whatever nature against or with respect to the Option Shares comprising such Tranche and (ii) Fleming shall not (except as set forth herein) have disposed of any interest in the Option Shares.

               (e) the execution of this Agreement by Fleming does not, and the performance by Fleming of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Fleming is a party or by which Fleming is bound or any judgment, decree or order applicable to Fleming, nor is Fleming required to obtain the approval of any person or organization to enter into and perform this Agreement; and

               (f) neither the execution and delivery of this Agreement nor the performance by Fleming of its

Robert Fleming & Co. Limited
August 28, 1996
Page 6




          obligations hereunder will violate any provision of law applicable to Fleming or require any consent or approval of, or filing with or notice to any public body or authority under any provision of law applicable to Fleming.

         6.       Harrow's Representations and Warranties.
Harrow represents and warrants to Fleming as follows:

               (a) Harrow is a corporation duly organized, validly existing and in good standing under the laws of Delaware. Harrow has the full power and authority to execute, deliver and carry out the terms and provisions of this Agreement and consummate the transactions contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Agreement;

               (b) this Agreement has been duly and validly authorized, executed and delivered by Harrow and constitutes a valid and binding agreement of Harrow, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors, rights generally;

               (c) the execution of this Agreement by Harrow does not, and the performance by Harrow of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Harrow is a party or by which Harrow is bound or any judgment, decree or order applicable to Harrow, nor is Harrow required to obtain the approval of any person or organization to enter into and perform this Agreement other than those which shall have been obtained at the time this Agreement is performed;

               (d) the Option Shares are duly authorized, validly issued, fully paid and nonassessable; and

               (e) neither the execution and delivery of this Agreement, nor the performance by Harrow of its

Robert Fleming & Co. Limited
August 28, 1996
Page 7




          obligations hereunder will violate any provision of law applicable to Harrow or require any consent or approval of, or filing with or notice to any public body or authority under any provision of law applicable to Harrow (except for such periodic reporting requirements as may be applicable to Harrow under the United States Securities Exchange Act of 1934 or the rules and regulations promulgated thereunder).

7.       Certain Covenants.

               (a) In connection with entering into this Agreement, Harrow is establishing an account in its name to be maintained at Fleming in accordance with its customary practices concerning the maintenance of cash accounts of customers and bearing interest at an annual rate of 5%, paid and compounded quarterly, and Harrow is depositing into such account the amount of $2,800,000, representing the amount of $933,333.33 in respect of Tranche A, $933,333.33 in respect of Tranche B and $933,333.34 in respect of Tranche C. The amount so deposited in respect of a particular Tranche may be withdrawn by Harrow if the option in respect of that Tranche is exercised or, at Harrow's option, may be applied towards the Option Price related to such Tranche as is then exercised. Harrow agrees that if at any time Harrow fails to pay any sums due to Fleming Fleming may set off or transfer any sum standing to the credit of any account Harrow may have with Fleming, or any other sums that Fleming is holding on Harrow's behalf, in or towards satisfaction of Harrow's monies, obligations and liabilities to Fleming under any document or agreement whatsoever. Where such set-off or transfer requires the conversion of one currency into anoth6r, such conversion shall be calculated at Fleming's then prevailing spot rate of exchange for purchasing the currency concerned.

               (b) Until such time as all of the options in respect of all the Tranches granted herein shall have been exercised or shall have expired or otherwise lapsed, Harrow agrees to furnish Fleming with its consolidated financial statements as at the end of each month (which need not be audited), which financial statements

Robert Fleming & Co. Limited
August 28, 1996
Page 8




          shall be furnished within 30 days of the end of the month to which they relate. The agreement to furnish such financial statements may be satisfied by the delivery to Fleming of copies of such filings, if any, as Harrow makes with the United States Securities and Exchange Commission.

     8. Specific Performance. Harrow and Fleming acknowledge and agree that in the event of any breach of this Agreement, the non-breaching party would be irreparably harmed and could not be made whole by monetary damages. It is accordingly agreed that Harrow and Fleming, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to an in junction or injunctions to prevent breaches of the provisions of this Agreement and/or to compel specific performance of this Agreement in any action, provided that any such action may take place in a state court of New York, as provided in
Section 10(h) hereof.

     9. Expenses. Whether or not the transactions contemplated by this Agreement shall be consummated, all fees and expenses incurred by any party hereto in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such fees and expenses.

     10. Miscellaneous.

          (a) This Agreement constitutes the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, whether oral or written, between the parties hereto with respect to the subject matter hereof. This Agreement may not be amended orally, but only by an instrument in writing signed by each of the parties to this Agreement.

          (b) This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Agreement and the rights granted hereunder may not be transferred by Harrow without the consent of Fleming, which consent

Robert Fleming & Co. Limited
August 28, 1996
Page 9




     shall not be unreasonably withheld, provided, that (i) Fleming is provided with evidence reasonably satisfactory to it that such a transfer is in full compliance with all applicable laws and regulations (including, without limitation, applicable securities laws and regulations) and (ii) arrangements reasonably satisfactory to Fleming shall have been made with respect to the deposit referred to in Section 7(a) hereof. In the event any such transfer occurs, Harrow shall give written notice thereof to Fleming in accordance with the provisions of Section 10(i) hereof within 30 days of the effectuation of such transfer. Neither this Agreement or any rights hereunder may be assigned or otherwise transferred by Fleming except to a wholly owned subsidiary thereof.

          (c) Notwithstanding the foregoing, nothing in this Agreement shall be deemed to restrict Fleming, at any time after the Put Options and Call Options granted hereunder lapse and become no longer exercisable with respect to all Tranches in accordance with the terms hereof, from selling, assigning, transferring, conveying or otherwise disposing of the Option Shares at any time to any person, provided, that prior notice of any such sale, assignment, transfer, conveyance or other disposition is given to Harrow. In the event of any such sale, assignment, transfer, conveyance or other disposition, the rights and obligations of the parties hereunder shall cease as to the Option Shares that are the subject thereof, and Harrow shall have the right to close the account referred to in Section 7(a) hereof and to withdraw all funds therefrom without penalty.

          (d) Section headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

          (e) All representations, warranties and agreements contained herein shall survive the Closing related to any particular Tranche.

          (f) This Agreement may be executed in counterparts, each of which shall, when executed, be

Robert Fleming & Co. Limited
August 28, 1996
Page 10




     deemed to be an original and all of which shall be deemed to be one and the same instrument.

          (g) This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to the conflicts of law principles thereof.

          (h) Harrow and Fleming hereby agree that any suit, claim, action or proceeding relating to or arising under this Agreement may (without prejudice to the ability of either party to commence proceedings in any other jurisdiction) be brought in a state court of New York having competent subject matter jurisdiction over the matters set forth in this Agreement or in a federal court sitting in New York (each a "New York
     Court").   Each  of  Harrow  and  Fleming   hereby   consents  to  personal
     jurisdiction in any such action brought in any such New York Court, consents to service of process upon it in the manner set forth in Section 10(i) hereof, and waives any objection it may have to venue in any such New York Court or to any claim that any such New York Court is an inconvenient forum.

          (i) All notices and other communications under this Agreement shall be in writing and delivery thereof shall be deemed to have been made either
     (A) if mailed, when received, or (B) if transmitted by hand delivery, telegram, telex, telecopier or facsimile transmission, when transmitted to the party entitled to receive the same, at the addresses indicated below or at such other address as such party shall have specified by written notice to the other parties hereto given in accordance herewith:

                              (A)  if to Fleming, addressed to:

                                   Robert Fleming & Co. Limited
                                   25 Copthall Avenue
                                   London EC2R 7DR
                                   England

                                   Attention: Michael J.C. Watts

Robert Fleming Co. Limited
August 28, 1996
Page 11




                                   Facsimile: (+44) 171 256 5036
                                   Telex: 297451

                              (B)  if to Harrow, addressed to:

                                   Harrow Industries, Inc.
                                   2627 East Beltline, S.E.
                                   Grand Rapids, Michigan 49546

                                   Attention: John S. Hogan
                                   Facsimile: (+l) 616 942 2170

                                   with copies to:

                                   Skadden, Arps, Slate, Meagher Flom
                                   919 Third Avenue
                                   New York, New York 10022

                                   Attention:  Alan G. Straus, Esq.

          (j) Should any litigation or arbitration be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Agreement or the rights and duties of any person or entity hereunder, the party prevailing in such litigation or arbitration shall be entitled, in addition to such other relief as may be granted, to reasonable attorneys' and arbitration fees and the costs of litigation or arbitration.

          (k) Any waiver by any party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more sections shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

          (1) No provision in this Agreement shall constitute any person a third party beneficiary.

Robert Fleming & Co. Limited
August 28, 1996
Page 12



          (m) If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided, however, that in the event the provisions of this Agreement dealing with the purchase and sale of the Option Shares is held to be invalid then this entire Agreement shall be invalidated.

     If the foregoing correctly reflects the terms of our agreement, please countersign the enclosed copy of this letter in the space provided below, whereupon this letter shall constitute a binding agreement between us.

                                                       Very truly yours,

                                                       HARROW INDUSTRIES, INC.


                                                       By: /s/ John S. Hogan
                                                           Name: John S. Hogan
                                                           Title: VP & CFO


Accepted and agreed to
as of the date first above
written:

ROBERT FLEMING & CO. LIMITED


By:
         Name:
         Title:

Robert Fleming & Co. Limited
August 28, 1996
Page 12


          (m) If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided, however, that in the event the provisions of this Agreement dealing with the purchase and sale of the Option Shares is held to be invalid then this entire Agreement shall be invalidated.

     If the foregoing correctly reflects the terms of our agreement, please countersign the enclosed copy of this letter in the space provided below, whereupon this letter shall constitute a binding agreement between us.

                                                       Very truly yours,

                                                       HARROW INDUSTRIES, INC.


                                                       By:
                                                            Name:
                                                            Title:


Accepted and agreed to
as of the date first above
written:

ROBERT FLEMING & CO.  LIMITED


By /s/ M.J.C. Watts
     Name:  M.J.C. Watts
     Title: Director

                                  EXHIBIT 10.16





                             HARROW INDUSTRIES, INC.
                            2627 East Beltline, S.E.
                          Grand Rapids, Michigan 49546


                                             December 31, 1996


Robert Fleming & Co. Limited
25 Copthall Avenue
London EC2R 7DR
ENGLAND

Gentlemen:

     Reference is made to those certain Letter Agreements, dated December 31, 1996, by and between Robert Fleming & Co. Limited, as buyer ("Fleming"), and Axel May, on the one hand and Auda Securities GmbH on the other hand, (collectively, "Sellers"), each relating to the sale by Sellers to Fleming of
(a) with respect to Axel May, an aggregate of 1,000 shares of Common Stock, par value $0.01 per share (the "Common Stock"), of Harrow Industries, Inc., a Delaware corporation ("Harrow"), and (b) with respect to Auda Securities GmbH, an aggregate of 77,902 shares of Common Stock and 39,000 shares of the junior preferred stock of Harrow (the "Junior Preferred"). The shares of Common Stock so purchased by Fleming (as the same may be adjusted, split, combined, reclassified or otherwise changed) are hereinafter referred to as the "Common Option Shares", and the shares of Preferred Stock so purchased by Fleming (as the same may be adjusted, split, combined, reclassified or otherwise changed) are hereinafter referred to as the "Preferred Option Shares"; the Common Option Shares and the Preferred Option Shares are hereinafter referred to collectively as the "Option Shares", which term shall include the Common Option Shares or the Preferred Option Shares individually as the context may required.

     We have agreed that upon the terms and conditions set forth in this Letter Agreement, Harrow shall have the option to purchase from Fleming, and Fleming shall have the option to sell to Harrow, all of the Option Shares in the tranches set forth below (each, a "Tranche") at the applicable Option Price (as defined below) per Tranche. Our agreement is as follows:

     1. Option of Harrow to Purchase Option Shares. Subject to the terms and conditions of this Letter Agreement, if a Call Event (as hereinafter defined) shall occur Harrow shall have the option (the "Call Option") to purchase from Fleming (and, upon the exercise of such option, Fleming shall sell to Harrow) all of the Option Shares comprising one or more Tranche at the applicable Option Price (as hereinafter defined). The Call Option shall be exercisable at any time after the occurrence of a Call Event (the "Option Exercise Period"), but shall not be exercisable later than 5:00 p.m., London Time, on December 31, 1999. The Call

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 2

Option may not be exercised in whole or in part until the Options dated August 8, 1996, arising out of the Agreement of that date between Fleming and Harrow, have been extinguished, whether by exercise or by lapse of time.


     2. Option of Fleming to Sell Option Shares. Subject to the terms and conditions of this Letter Agreement, if a Call Event occurs, Fleming shall have the option (the "Put Option") to sell to Harrow (and, upon the exercise of such option, Harrow shall purchase from Fleming) all of the Option Shares comprising one or more Tranche at the applicable Option Price. The Put Option shall be exercisable for the Option Exercise Period, but shall not be exercisable later than 5:00 p.m., London time, on December 31, 1999. The Options exercisable under this Agreement may not be exercised in whole or in part until the Options dated August 8, 1996 have been extinguished, whether by exercise or by lapse of time.

     3.    Manner of Exercise of Options.

     (a) The Call Option and the Put Option (referred to hereinafter collectively as the "Option" or "Options") with respect to any Tranche shall be exercisable by giving to the other party, at the address and in the manner contemplated by Section 10(i) hereof, written notice of the exercise thereof. Such notice shall specify (i) the Tranche with respect to which the Call Option or the Put Option, as the case may be, is being exercised and (ii) a date (not earlier than 10 calendar days nor later than 30 calendar days from the date of such notice) and place for the closing (the "Closing") of the purchase and sale of the Option Shares comprising such Tranche pursuant to the exercise of such option. Upon the mailing of notice duly exercising the Call Option or the Put Option, as the case may be, such option shall be deemed to have been exercised by the party giving such notice, irrespective of the actual date of Closing. In the event that both the Call Option and the Put Option with respect to a particular Tranche are exercised and the respective notices of exercise shall specify different dates and/or places for the Closing, then the notice bearing the earlier postmark shall control unless otherwise specifically agreed to by the parties.

          (b) The Call Option and the Put Option shall each be exercisable in Tranches, as follows:

      Identification of Tranche                Comprised of:

      Tranche A                                26,301 shares of Common Stock

      Tranche B                                26,301 shares of Common Stock

      Tranche C                                26,300 shares of Common Stock

      Tranche D                                39,000 shares of Junior Preferred

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 3


     (c) The Call Option and the Put Option, as the case may be, may be exercised, if at all, with respect to a single Tranche or multiple Tranches, provided, that the Put Option or Call Option with respect to Tranche D must be exercised prior to or simultaneously with the time, if at all, that the Put Option or the Call Option with respect to any of Tranches A, B or C is exercised, but in no event no later than December 31, 1999.

     (d) At the Closing, in consideration of the sale, assignment, transfer and delivery of the Option Shares comprising the Tranche with respect to which the Option was exercised and against delivery to Harrow of certificates representing such Option Shares, (i) Harrow shall deliver to Fleming an amount in cash or by electronic transfer of funds (or such other means of payment as the parties may agree in writing) equal to the Option rice, and (ii) Fleming shall deliver to Harrow certificates representing the Option Shares comprising the Tranche with respect to which the Option was exercised, duly endorsed for transfer or accompanied by duly executed stock powers.

     4.  Definitions.

     Option Price. As used herein, the term "Option Price" per Tranche shall mean the applicable price set forth in the table below:

If Put Option or Call Option is                The Applicable Option Price for            The Applicable
exercised on or prior to:                      Tranches A, B or C shall be:               Option Price for
                                                                                          Tranche D shall be:
March 31, 1997                                 N/A                                        $290,000

June 30, 1997                                  $1,150,000                                 $360,000

September 30, 1997                             $1,175,000                                 $360,000

December 31, 1997                              $1,200,000                                 $360,000

June 30, 19998                                 $1,300,000                                 $360,000

December 31, 1998                              $1,350,000                                 $360,000

December 31, 1999                              $1,400,000                                 $360,000


     (a) Call Event. As used herein, a "Call Event" shall be deemed to occur if the Consolidated Net Worth of Harrow (as reflected in the consolidated financial statements of Harrow as at the end of any month) as at the end of any month shall be at least equal to (i) for all periods on or prior to December 31, 1997, $2,275,00, and (ii) thereafter,

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 4

$2,400,000. The date of the Call Event shall be deemed to be the date of the end of the month for which the consolidated financial statements referred to in this paragraph 4(b) are prepared. For the avoidance of doubt, there may be more than one Call Event.

    5.  Fleming's Representations and Warranties.

      Fleming represents and warrants to Harrow as follows:

     (a) Fleming has the full power and authority to execute, deliver and carry out the terms and provisions of this Agreement and to consummate the transactions contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Agreement;

     (b) Fleming is duly organized, validly existing and in good standing as a corporation under the laws of England;

     (c) This Agreement has been duly and validly authorized, executed and delivered by Fleming and constitutes a valid and binding obligation of Fleming, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency, or other laws affecting the enforcement of creditors' rights generally;

     (d) At the time that the Put Option or the Call Option with respect to a particular Tranche is exercised, and at the Closing with respect thereto, (i) Fleming shall have taken no action that would have caused the creation of any liens, claims, options, proxies, voting agreements, charges or encumbrances of whatever nature against or with respect to the Option Shares comprising such Tranche and (ii) Fleming shall not (except as set forth herein) have disposed of any interest in the Option Shares;

     (e) The execution of this Agreement by Fleming does not, and the performance by Fleming of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Fleming is a party or by which Fleming is bound or any judgment, decree or order applicable to Fleming, nor is Fleming required to obtain the approval of any person or organization to enter into and perform this Agreement; and

     (f) Neither the execution and delivery of this Agreement nor the performance by Fleming of its obligations hereunder will violate any provisions of English law applicable to Fleming or require any consent or approval of, or filing with or notice to any public body or authority under any provision of English law applicable to Fleming.

   6.  Harrow's Representations and Warranties.

     Harrow represents and warrants to Fleming as follows:

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 5

     (a) Harrow is a corporation duly organized, validly existing and in good standing under the laws of Delaware. Harrow has the full power and authority to execute, deliver and carry out the terms and provisions of this Agreement and consummate the transaction contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Agreement;

     (b) This Agreement has been duly and validly authorized, executed and delivered by Harrow and constitutes a valid and binding agreement of Harrow, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors' rights generally;

     (c) The execution of this Agreement by Harrow does not, and the performance by Harrow of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Harrow is a party or by which Harrow is bound or any judgment, decree or order applicable to Harrow, nor is Harrow required to obtain the approval of any person or organization to enter into and perform this Agreement other than those which shall have been obtained at the time this Agreement is performed;

     (d) The Option Shares are duly authorized, validly issued, fully paid and nonassessable; and

     (e) Neither the execution and delivery of this Agreement, nor the performance by Harrow of its obligations hereunder will violate any provision of law applicable to Harrow or require any consent or approval of, or filing with or notice to any public body or authority under the provision of law applicable to Harrow (except for such periodic reporting requirements as may be applicable to Harrow under the United States Securities Exchange Act of 1934 or the rules and regulation promulgated thereunder).

  7.  Certain Covenants.

     (a) In connection with entering into this Agreement, Harrow is establishing an account in its name to be maintained at Fleming in accordance with its customary practices concerning the maintenance of cash accounts of customers and bearing interest at an annual rate of 5%, paid and compounded quarterly, and Harrow is depositing into such account the amount of $3,429,080, representing the amount of $1,052,040 in respect of Tranche A, $1,052,040 in respect to Tranche B, $1,052,000 in respect to Tranche C, and $273,000 in respect of Tranche D. The amount so deposited in respect of a particular Tranche may be withdrawn by Harrow if the Option in respect of that Tranche is exercised or, at Harrow's option, may be applied towards the Option Price related to such Tranche as is then exercised. Harrow agrees that if at any time Harrow fails to pay any sums due to Fleming, Fleming may set off or transfer any sum standing to the credit of any account Harrow may have with Fleming, or any other sums that Fleming is holding on Harrow's behalf, in or towards satisfaction of Harrow's monies, obligations and liabilities to Fleming under any document or agreement whatsoever. Where such

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 6


set-off or transfer requires the conversion of one currency into another, such conversion shall be calculated at Fleming's then prevailing spot rate of exchange for purchasing the currency considered.

     (b) Until such time as all of the Options in respect of all the Tranches granted herein shall have been exercised or shall have expired or otherwise lapsed, Harrow agrees to furnish Fleming with its consolidated financial statements as at the end of each month (which need not be audited), which financial statements shall be furnished within 30 days of the end of the month to which they related. The agreement to furnish such financial statements may be satisfied by the delivery to Fleming of copies of such filings, if any, as Harrow makes with the United States Securities and Exchange Commission.

     8. Specific Performance. Harrow and Fleming acknowledge and agree that in the event of any breach of this Agreement, the non breaching party would be irreparably harmed and could not be made whole by monetary damages. It is accordingly agreed that Harrow and Fleming, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and/or to compel specific performance of this Agreement in any action, which action may take place in a state court of New York, as provided in Section 10(h) hereof.

     9. Expenses. Whether or not the transactions contemplated by this Agreement shall be consummated, all fees and expenses incurred by any party hereto in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such fees and expenses.

     10. Miscellaneous.

     (a) This Agreement constitutes that entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, whether oral or written, between the parties hereto with respect to the subject matter hereof. This Agreement may not be amended orally, but only by an instrument in writing by each of the parties to this Agreement.

     (b) This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Agreement and the rights granted hereunder may not be transferred by Harrow without the consent of Fleming, which consent shall not be unreasonably withheld, provided, that (i) Fleming is provided with evidence reasonably satisfactory to it that such a transfer is in full compliance with all applicable laws and regulations (including, without limitation, applicable securities law and regulations) and
(ii) arrangements reasonably satisfactory to Fleming shall have been made with respect to the deposit referred to in Section 7(a) hereof. In the event any such transfer occurs, Harrow shall give written notice thereof to Fleming in accordance with the provisions of Section 10(i) hereof, within 30 days of the effectuation of such transfer. Neither this Agreement or any rights hereunder may be assigned or otherwise transferred by Fleming except to a wholly owned subsidiary thereof.

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 7



     (c) Notwithstanding the foregoing, nothing in this Agreement shall be deemed to restrict Fleming, at any time after the Put Options and Call Options granted hereunder lapse and become no longer exercisable with respect to all Tranches in accordance with the terms hereof, from selling, assigning, transferring, conveying or otherwise disposing of the Option Shares at any time to any person, provided, that prior notice of any such sale, assignment, transfer, conveyance or other disposition is given to Harrow. In the event of any such sale, assignment, transfer, conveyance or other disposition, unless there is at the relevant time a payment obligation on the part of Harrow in respect of the exercise of the Put Option, the rights and obligations of the parties hereunder shall cease as to the Option Shares that are the subject thereof, and Harrow shall have the right to close the account referred to in
Section 7(a) hereof and to withdraw all funds therefrom without penalty.

     (d) Section headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     (e) All representations, warranties and agreements contained herein shall survive the Closing related to any particular Tranche.

     (f) This Agreement may be executed in counterparts, each of which shall, when executed, be an original and all of which shall be deemed to be one and the same instrument.

     (g) This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to the conflicts of law principles thereof.

     (h) Harrow and Fleming hereby agree that any suit, claim, action or proceeding relating to or arising under this Agreement may (without prejudice to the ability of either party to commence proceedings in any other jurisdiction) be brought in a state court of New York having competent subject matter jurisdiction over the matters set forth in this Agreement or in a federal court sitting in New York (each a "New York Court"). Each of Harrow and Fleming hereby consents to personal jurisdiction in any such action brought in any such New
York Court,  consents  to service of process  upon it in the matter set forth in
Section 10(i) hereof, and waives any objection it may have to venue in any such New York Court or to any claim that any such New York Court is an inconvenient forum.

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 8



     (i) All notices and other communications under this Agreement shall be in writing and delivery thereof shall be deemed to have been made either (A) if mailed, when received, or (B) if transmitted by hand delivery, telegram, telex, telecopier or facsimile transmission, when transmitted to the party entitled to receive the same, at the addresses indicated below or at such other address as such party shall have specified by written notice to the other parties hereto given in accordance herewith:

                  (A)      if to Fleming, addressed to:

                           Robert Fleming & Co. Limited
                           25 Copthall Avenue
                           London EC2R 7DR
                           England

                           Attention:  Michael J.C. Watts
                           Facsimile:  (+44) 171 256 5036
                           Telex:  297451

                  (B)      if to Harrow, addressed to:

                           Harrow Industries, Inc.
                           2627 East Beltline, S.E.
                           Grand Rapids, Michigan 49546

                           Attention:  John S. Hogan
                           Facsimile  (+1) 616 942 2170

                           with copies to:

                           Curtis, Mallet-Prevost, Colt & Mosle
                           101 Park Avenue
                           New York, NY  10178

                           Attention:  Eileen P. Matthews, Esq.

                           Facsimile:  (+1) 212 696 6184

     (j) Should any litigation or arbitration be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Agreement or the rights and duties of any person or entity hereunder, the party prevailing in such litigation or arbitration shall be entitled, in addition to such other relief as may be granted, to reasonable attorneys' and arbitration fees and the costs of litigation or arbitration.

                                                    Robert Fleming & Co. Limited
                                                               December 31, 1996
                                                                          Page 8



     (k) Any waiver by any party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any terms of this Agreement on one or more sections shall not be considered a waiver or deprive that party of the right hereafter to insist upon strict adherence to that term or any other term of this Agreement.

     (l) No provision in this Agreement shall constitute any person a third party beneficiary.

     (m) If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided; however, that in the event the provisions of this Agreement dealing with the purchase and sale of the Option Shares is held to be invalid then this entire Agreement shall be invalidated.

     If the foregoing correctly reflects the terms of our agreement, please countersign the enclosed copy of this letter in the space provided below, whereupon this letter shall constitute a binding agreement between us.

                                             Very truly yours,

                                             HARROW INDUSTRIES, INC.


                                             By: /s/John S. Hogan
                                                 Name:  John S. Hogan
                                                 Title: VP & CFO


Accepted and agreed to as of the
date first above written:


ROBERT FLEMING & CO. LIMITED

By: /s/ I.M. Taylor
       Name: I.M. Taylor
       Title:

                    Harrow Industries, Inc. and Subsidiaries

        Exhibit 11--Statement Regarding Computation of Per Share Earnings

                                                   Fiscal year ended
                                        December 1,    December 3,     November 27,
                                           1996           1995            1994
Primary and fully diluted
Weighted average shares outstanding .     1,074,046      1,100,000      1,096,671
Net earnings ........................   $ 5,315,000    $ 3,403,000    $ 1,615,000
Preferred stock dividend requirements      (200,000)      (200,000)      (200,000)
Total ...............................   $ 5,115,000    $ 3,203,000    $ 1,415,000

Per share amount ....................   $      4.76    $      2.91    $      1.29

                    Harrow Industries, Inc. and Subsidiaries

        Exhibit 12--Statement Regarding Computation of Ratio of Earnings
                                to Fixed Charges

                                                 Fiscal year ended
                                December 1,   December 3,   November 27,   November 28,  November 29,
                                  1996           1995           1994          1993          1992
Earnings before income
   taxes ....................   $ 8,845,000   $ 4,595,000   $ 2,591,000   $   182,000   $   473,000
Fixed charges:
   Interest expense .........     5,962,000     6,391,000     5,980,000     6,145,000     6,438,000
   Amortization of deferred
      financing costs .......       436,000       226,000       333,000       343,000       350,000
   Interest portion of rental
      expense ...............       757,000       709,000       687,000       621,000       573,000
Total fixed charges .........     7,155,000     7,326,000     7,000,000     7,109,000     7,361,000
Earnings ....................   $16,000,000   $11,921,000   $ 9,591,000   $ 7,291,000   $ 7,834,000

Ratio of earnings to fixed ..         2.24x         1.63x         1.37x         1.03x         1.06x
charges
