Form 10-Q
period 1997-03-02
HARROW INDUSTRIES INC
filed 1997-04-17
CIK 811081

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the first thirteen week accounting                         Commission File
period ended March 2, 1997                                     Number   1-9440


                             HARROW INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                         52-1499045
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification  No.)



2627 East Beltline S.E., Grand Rapids, Michigan                     49546
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

                           Yes  __X__      No  _____


The Company has 905,144 shares of common stock, par value $.01 a share, issued and outstanding as of April 10, 1997.

                          PART I FINANCIAL INFORMATION

                    Harrow Industries, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                                          March 2,      December 1,
                                                            1997           1996
                                                        (Unaudited)     (Audited)
                                                         (Thousands of dollars)
ASSETS
Current assets:
    Cash and cash equivalents ......................     $  3,841      $  3,088
    Accounts receivable, less allowances
      (1997--$1,081; 1996--$1,043) .................       21,041        19,085
    Inventories:
      Finished products ............................        4,437         3,735
      Work-in-process ..............................        4,970         4,321
      Raw materials ................................        4,035         3,488
                                                         --------      --------
                                                           13,442        11,544
    Other current assets ...........................        3,010         2,806
                                                         --------      --------
Total current assets ...............................       41,334        36,523


Property, plant and equipment:
    Cost ...........................................       43,057        41,963
    Accumulated depreciation .......................      (25,085)      (24,239)
                                                         --------      --------
                                                           17,972        17,724


Other assets:
    Intangible assets, less accumulated
      amortization (1997--$7,141; 1996--$6,911) ....       12,383        12,613
    Prepaid pension costs ..........................        7,732         7,595
    Other ..........................................        4,073           265
                                                         --------      --------
                                                           24,188        20,473
                                                         --------      --------

                                                         $ 83,494      $ 74,720
                                                         ========      ========

                                                              March 2,      December 1,
                                                                1997           1996
                                                            (Unaudited)    (Audited)
                                                              (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable .......................................   $  7,131    $  6,662
    Accrued expenses .......................................     10,759      11,227
                                                               --------    --------
Total current liabilities ..................................     17,890      17,889

Long-term debt .............................................     56,807      47,388

Other noncurrent liabilities ...............................      5,997       5,952

Redeemable preferred and common stock ......................      4,748       2,955

Stockholders' equity (deficit):
    Junior preferred stock, par value
      $.01 per share-authorized:
      470,000 shares; issued
      (1997-360,964 shares;
      1996-319,528 shares)
      including treasury stock
      (1997-80,436 shares;
      1996-none) and excluding
      redeemable stock (1997-39,000
      shares; 1996-80,436 shares) ..........................          4           3
    Common stock, par value
      $.01 per share - authorized:
      1,100,000 shares; issued
      (1997-973,212 shares;
      1996-987,294  shares)
      including treasury stock
      (1997-146,970 shares;
      1996-82,150 shares) and
      excluding redeemable stock
      (1997-126,788 shares;
      1996-112,706 shares) .................................         10          10
    Additional paid-in capital .............................      3,716       3,370
    Retained earnings ......................................     11,625      12,486
    Cost of treasury stock (deduct) ........................     (3,195)     (1,225)
    Deficit arising from restructuring transactions (deduct)    (14,108)    (14,108)
                                                               --------    --------
                                                                 (1,948)        536
                                                               --------    --------


                                                               $ 83,494    $ 74,720
                                                               ========    ========
See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Operations (Unaudited)

                                                Thirteen weeks ended
                                               March 2,        March 3,
                                                 1997            1996
                                              (Thousands of dollars,
                                               except per share data)
Net sales ..................................   $ 39,035    $ 38,124
Cost of products sold ......................     24,574      24,853
                                               --------    --------
Gross margin ...............................     14,461      13,271

Selling, administrative and general expenses     11,080      10,374
                                               --------    --------
Operating income ...........................      3,381       2,897
Other expense (income):
    Interest expense .......................      1,293       1,611
    Other ..................................        (56)         (3)
                                               --------    --------
                                                  1,237       1,608
                                               --------    --------
Earnings before income taxes ...............      2,144       1,289

Income taxes ...............................        865         530
                                               --------    --------

Net earnings ...............................   $  1,279    $    759
                                               ========    ========

Net earnings per share .....................   $   1.34    $    .64
                                               ========    ========
See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                      Thirteen weeks ended
                                                      March 2,     March 3,
                                                       1997         1996
                                                     --------    ---------
                                                      (Thousands of dollars)
OPERATING ACTIVITIES
Net earnings ......................................   $ 1,279    $   759
Adjustments necessary to reconcile
    net earnings to net cash
    used in operating activities:
      Depreciation and amortization ...............     1,075      1,038
      Other .......................................       (61)       (76)
      Changes in operating assets and liabilities:
        Accounts receivable .......................    (1,956)    (4,745)
        Inventories ...............................    (1,898)    (2,216)
        Other current assets ......................      (234)      (351)
        Accounts payable and accrued expenses .....         1      1,967
                                                      -------    -------
Net cash used in operating activities .............    (1,794)    (3,624)

INVESTING ACTIVITIES
Additions to property, plant and equipment ........    (1,093)      (643)
Purchase of business ..............................     3,808
                                                      -------    -------
Net cash used in investing activities .............    (4,901)      (643)

FINANCING ACTIVITIES
Proceeds from long-term borrowings ................     9,418      4,313
Purchase of preferred and common stock for treasury    (1,970)
                                                      -------    -------
Net cash provided by financing activities .........     7,448      4,313
                                                      -------    -------
Increase in cash and cash equivalents .............       753         46

Cash and cash equivalents at beginning of year ....     3,088        676
                                                      -------    -------

Cash and cash equivalents at end of period ........   $ 3,841    $   722
                                                      =======    =======

(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                  March 2, 1997



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


Note B - Purchase of Business


On February 28, 1997, the Company purchased all of the assets of Broadway Industries, Inc. ("Broadway") for cash including related expenses of approximately $4,000,000 under a transaction approved by a bankruptcy court on February 14, 1997. Broadway manufactures and markets high quality decorative plumbing fixtures and bath and cabinet hardware. The acquisition, which will be accounted for under the purchase method, was financed principally through borrowings under the Company's revolving credit facility. Broadway had net sales of approximately $9,500,000 in 1996. Pro forma consolidated net earnings for 1996, and 1997, assuming the acquisition had occurred as of the beginning of the fiscal 1996, would not have varied significantly from the amount reported.

The portion of purchase price paid as of March 2, 1997 ($3,808,000) is included in the accompanying balance sheet in other noncurrent assets and will be allocated to the specific assets acquired and liabilities assumed effective as of the beginning of the Company's second quarter.

                    Harrow Industries, Inc. and Subsidiaries

                                  March 2, 1997



Note C - Net Earnings Per Share


A summary of the computation of net earnings per share is as follows:

                                                     Thirteen weeks ended
                                                   March 2,           March 3,
                                                    1997              1996
                                              (Thousands of dollars, except shares
                                                 outstanding and per share data)
Weighted average shares outstanding ...........      953,030     1,100,000

Net earnings ..................................   $    1,279    $      759
Dividend requirements of junior preferred stock                        (50)
                                                  ----------    ----------

Net earnings applicable to common stock .......   $    1,279    $      709
                                                  ==========    ==========

Net earnings per share ........................   $     1.34           .64
                                                  ==========    ==========

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

     Cash used in operating activities totaled $1.8 million in the 1997 period as compared to $3.6 million in the 1996 period. The use of cash during the first quarter of both fiscal 1997 and 1996 results from increases in accounts receivable and inventories and follows the normal seasonal pattern of business activity. Accounts receivable increases are due primarily to the seasonal sales of pruning and harvesting tools. Inventory increases in fiscal 1997 and 1996 reflect both the higher current level of business activity and, for most operations, anticipated increases in sales during subsequent quarters. Working capital at March 2, 1997 was $23.4 million compared to $18.6 million at December 1, 1996. The Company's current ratio of 2.3 to 1 at March 2, 1997 improved from the current ratio of 2.0 to 1 at December 1, 1996.

     Capital expenditures were $1.1 million in the 1997 period and $643,000 in the 1996 period. Total capital expenditures for 1997 are expected to approximate $8.2 million and will be primarily for capacity expansion, new products, profit improvement and replacement.

     The Company acquired the net assets of Broadway Industries, Inc. effective as of the end of the first quarter for a total purchase price of approximately $4.0 million (see Note B to the accompanying Consolidated Condensed Financial Statements).

     Long-term debt at March 2, 1997 consists of approximately $26.0 million of 12 3/8% Senior Subordinated Debentures and $30.8 million of borrowings under a revolving credit facility with interest principally at LIBOR (5.375% at March 2, 1997) plus a variable amount (1.25% at March 2, 1997) based upon the Company's ratio of debt to earnings. The Senior Subordinated Debentures are due $6.5 million in 2001 with the balance due in 2002. As of March 2, 1997, the available unused credit under the asset-based limitation formula of the revolving credit facility approximated $4.9 million. The revolving credit agreement also provides for a standby credit facility of $8 million to finance possible future acquisitions.

     The Company is a party to various put and call options with respect to its junior preferred and common stock. During the quarter ended March 2, 1997, the Company exercised options to purchase 80,436 shares of junior preferred stock and 64,820 shares of common stock for approximately $2.0 million. Options to purchase an additional 39,000 shares of junior preferred stock and 126,788 shares of common stock were outstanding at March 2, 1997 and are expected to be exercised prior to the end of fiscal 1997 for approximately $4.8 million.

Results of Operations - Thirteen weeks ended March 2, 1997 compared to thirteen weeks ended March 3, 1996.

     Consolidated net sales increased by 2.4% from $38.1 million in the 1996 period to $39.0 million in the 1997 period. Sales of security products, commercial and consumer hardware and custom cabinetry were particularly strong during the quarter. These increases were partially offset by year-to-year decreases in the sales of pruning tools and water source heat pumps..

     Gross margin increased $1.2 million or 9.0% from $13.3 million in the 1996 period to $14.5 million in the 1997 period. As a percentage of net sales, gross margin improved to 37.0% in the 1997 period compared to 34.8% in the 1996 period. The improvement is due to a favorable product mix, reduced warranty costs, price increases, and favorable costs on certain parts and material.

     Selling, administrative and general expenses increased by $700,000 (6.8%) from $10.4 million in the 1996 period to $11.1 million in the 1997 period. Higher commission, freight and other volume related expenses comprised a significant portion of the increase. Engineering and product development costs, and provisions for gain sharing and other incentive compensation also contributed to the increase. Partially offsetting these increases was the elimination of employee severance costs which adversely impacted the first quarter of fiscal 1996. As a percentage of net sales, selling, administrative and general expenses increased from 27.2% in the 1996 period to 28.4% in the 1997 period.

     Interest expense decreased from $1.6 million in the 1996 period to $1.3 million in the 1997 period due to lower average borrowing rates resulting from the renegotiation of the Company's revolving credit agreement and the 1996 redemption of the 14% Junior Subordinated Debentures and $12.0 million of the 12 3/8% Senior Subordinated Debentures..

     The effective income tax rate for the 1997 quarter was 40.3% compared to 41.1% for the 1996 period. These rates exceed the statutory rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

     Net earnings of $1.3 million ($1.34 per share) in the 1997 period compares to net earnings of $759,000 ($.64 per share) in the 1996 period.

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



                                   HARROW INDUSTRIES, INC.



Date:  April 10, 1997              By: /s/ John S. Hogan
                                      John S. Hogan
                                      Vice President and Chief Financial Officer



Date:  April 10, 1997              By: /s/ Gary L. Humphreys
                                       Gary L. Humphreys
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer