Form 10-K/A
period 1996-12-01
HARROW INDUSTRIES INC
filed 1997-04-21
CIK 811081

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A


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


     Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of April, 1997.

                                                 HARROW INDUSTRIES, INC.
                                                 (Registrant)


                                                 By     /s/Donald G. Calder
                                                        Donald G. Calder
                                                        Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on the 18th day of April, 1996:

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