Form 10-Q
period 1997-06-01
HARROW INDUSTRIES INC
filed 1997-07-11
CIK 811081

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the second thirteen week accounting                       Commission File
period ended June 1, 1997                                     Number   1-9440


                             HARROW INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                     52-1499045
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)



2627 East Beltline S.E., Grand Rapids, Michigan                  49546
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

                              Yes    [X]          No   [ ]


The Company has 879,748 shares of common stock, par value $.01 a share, issued and outstanding as of July 11, 1997.

                          PART I FINANCIAL INFORMATION

                    Harrow Industries, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                                                                   June 1,            December 1,
                                                                                    1997                 1996
                                                                                 (Unaudited)           (Audited)
                                                                                      (Thousands of dollars)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 3,050              $  3,088
    Accounts receivable, less allowances
      (1997--$1,168; 1996--$1,043)                                                  21,929                19,085
    Inventories:
      Finished products                                                              5,914                 3,735
      Work-in-process                                                                5,817                 4,321
      Raw materials                                                                  3,780                 3,488
                                                                                 ---------             ---------
                                                                                    15,511                11,544
    Other current assets                                                             2,817                 2,806
                                                                                 ---------             ---------
Total current assets                                                                43,307                36,523

Property, plant and equipment:
    Cost                                                                            46,709                41,963
    Accumulated depreciation (deduct)                                              (25,955)              (24,239)
                                                                                  ---------             ---------
                                                                                    20,754                17,724

Other assets:
    Intangible assets, less accumulated
      amortization (1997--$7,369; 1996--$6,911)                                     12,154                12,613
    Prepaid pension costs                                                            7,922                 7,595
    Other                                                                              266                   265
                                                                                ----------            ----------
                                                                                    20,342                20,473
                                                                                  --------              --------

                                                                                   $84,403               $74,720
                                                                                   =======               =======

                                                                                     June 1,       December 1,
                                                                                      1997               1996
                                                                                (Unaudited)           (Audited)
                                                                                     (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                              $  6,740            $  6,662
    Accrued expenses                                                                12,806              11,227
                                                                                  --------            --------
Total current liabilities                                                           19,546              17,889

Long-term debt                                                                      55,724              47,388

Other noncurrent liabilities                                                         6,043               5,952

Redeemable preferred and common stock                                                3,450               2,955

Stockholders' equity (deficit):
    Junior preferred stock, par value $.01 per share authorized: 470,000 shares;
      issued (1997 - 399,964 shares;  1996 - 319,528 shares)  including  119,436 shares of treasury stock in 1997 and excluding
      80,436 shares redeemable stock in 1996                                             4                   3
    Common stock, par value $.01 per share - authorized:
      1,100,000 shares;  issued (1997 - 1,021,098 shares;  1996-987,294  shares)
      including treasury stock (1997 - 194,856 shares; 1996 - 82,150 shares) and excluding redeemable stock (1997 - 78,902 shares;
      1996 - 112,706 shares)                                                            10                  10
    Additional paid-in capital                                                       4,006               3,370
    Retained earnings                                                               14,221              12,486
    Cost of treasury stock (deduct)                                                 (4,493)             (1,225)
    Deficit arising from restructuring transactions (deduct)                       (14,108)            (14,108)
                                                                                  --------            --------
                                                                                      (360)                536
                                                                                -----------         ----------

                                                                                   $84,403             $74,720
                                                                                   =======             =======
See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Operations (Unaudited)



                                                          Thirteen weeks ended            Twenty-six weeks ended
                                                       June 1,           June 2,         June 1,          June 2,
                                                        1997              1996            1997             1996
                                                             (Thousands of dollars, except per share data)
Net sales                                               $42,249           $39,155        $81,284           $77,279
Cost of products sold                                    26,215            25,111         50,789            49,964
                                                       --------          --------       --------          --------
Gross margin                                             16,034            14,044         30,495            27,315

Selling, administrative and general expenses             11,771             9,470         22,851            19,844
                                                       --------         ---------       --------          --------
Operating income                                          4,263             4,574          7,644             7,471
Other expense (income):
    Interest expense                                      1,476             1,661          2,769             3,272
    Other                                                   (81)              (26)          (137)              (29)
                                                    -----------       -----------     ----------       -----------
                                                          1,395             1,635          2,632             3,243
                                                      ---------         ---------      ---------         ---------
Earnings before income taxes                              2,868             2,939          5,012             4,228

Income taxes                                              1,140             1,147          2,005             1,677
                                                      ---------         ---------      ---------         ---------

Net earnings                                           $  1,728          $  1,792       $  3,007          $  2,551
                                                       ========          ========       ========          ========

Net earnings per share                                    $1.87             $1.59          $3.20             $2.23
                                                          =====             =====           ====             =====

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                                       Twenty-six weeks ended
                                                                                     June 1,            June 2,
                                                                                      1997               1996
                                                                                  -------------       ----------
                                                                                      (Thousands of dollars)
OPERATING ACTIVITIES
Net earnings                                                                      $  3,007            $  2,551
Adjustments necessary to reconcile
    net earnings to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                  2,175               2,050
      Other                                                                           (174)               (150)
      Changes in operating assets and liabilities:
        Accounts receivable                                                         (1,837)             (3,795)
        Inventories                                                                 (1,332)             (2,549)
        Other current assets                                                           (71)               (258)
        Accounts payable and accrued expenses                                          (18)               (348)
                                                                               -----------          -----------
Net cash provided by (used in) operating activities                                  1,750              (2,499)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                          (2,747)             (1,474)
Purchase of Company                                                                 (3,967)
Other                                                                                                      241
                                                                             -------------          ----------
Net cash used in investing activities                                               (6,714)             (1,233)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                  13,020               7,310
Payments of long-term debt                                                          (4,686)             (3,418)
Purchase of capital stock                                                           (3,268)
Cash dividends paid on preferred stock                                                (140)               (200)
                                                                                ----------          ----------
Net cash provided by financing activities                                            4,926               3,692
                                                                                 ---------           ---------
Decrease in cash and cash equivalents                                                  (38)                (40)

Cash and cash equivalents at beginning of year                                       3,088                 676
                                                                                 ---------          ----------

Cash and cash equivalents at end of period                                        $  3,050             $   636
                                                                                  ========             =======


(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                  June 1, 1997



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


Note B - Purchase of Business


On February 28, 1997, the Company purchased substantially all of the assets of Broadway Industries, Inc. ("Broadway") for cash including related expenses of approximately $4,000,000 under a transaction approved by a bankruptcy court on February 14, 1997. Broadway manufactures and markets high quality decorative plumbing fixtures and bath and cabinet hardware. The acquisition, which we accounted for under the purchase method, was financed principally through borrowings under the Company's revolving credit facility. Broadway had net sales of approximately $9,500,000 in 1996. Pro forma consolidated net earnings for 1996 and 1997, assuming the acquisition had occurred as of the beginning of the fiscal 1996, would not have varied significantly from the amount reported.

                    Harrow Industries, Inc. and Subsidiaries

                                  June 1, 1997



Note C - Net Earnings Per Share


A summary of the computation of net earnings per share is as follows:

                                                           Thirteen weeks ended          Twenty-six weeks ended
                                                       June 1,           June 2,        June 1,          June 2,
                                                        1997              1996           1997             1996
                                                                  (Thousands of dollars, except shares
                                                                      outstanding and per share data)
Weighted average shares outstanding                     905,144         1,100,000        929,087         1,100,000

Net earnings                                             $1,728            $1,792         $3,007            $2,551
Dividend requirements of
  junior preferred stock                                    (35)              (50)           (35)             (100)
                                                      ----------        ---------      ---------          --------

Net earnings applicable to common stock                  $1,693            $1,742         $2,972            $2,451
                                                         ======            ======         ======            ======

Net earnings per share                                    $1.87             $1.59          $3.20             $2.23
                                                           ====              ====           ====              ====

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

     Cash provided by operating activities totaled $1.8 million in the 1997 period as compared to the use of cash of $2.5 million in the 1996 period. The period to period change in cash provided by (used in) operating activities resulted from improved 1997 earnings combined with the somewhat slower 1997 growth rate which necessitated a lower investment in working capital. Working capital management performance measures including the accounts receivable collection period and inventory turnover rates remained consistent with the prior year. Working capital at June 1, 1997 was $23.8 million compared to $18.6 million at December 1, 1996. The Company's current ratio of 2.2 to 1 at June 1, 1997 improved from the current ratio of 2.0 to 1 at December 1, 1996.

     Capital expenditures were $2.7 million in the 1997 period and $1.5 million in the 1996 period. Total capital expenditures for 1997 are expected to approximate $7.0 million and will be primarily for capacity expansion, new products, profit improvement and replacement.

     The Company acquired the net assets of Broadway Industries, Inc. effective as of the end of the first quarter for a total purchase price of approximately $4.0 million (see Note B to the accompanying Consolidated Condensed Financial Statements).

     Long-term debt at June 1, 1997 consists of approximately $26.0 million of 12 3/8% Senior Subordinated Debentures and $29.7 million of borrowings under a revolving credit facility with interest principally at LIBOR (5.75% at June 1, 1997) plus a variable amount (1.5% at June 1, 1997) based upon the Company's ratio of debt to earnings. The Senior Subordinated Debentures are due $6.5 million in 2001 with the balance due in 2002. As of June 1, 1997, the available unused credit under the asset-based limitation formula of the revolving credit facility approximated $5.4 million. The revolving credit agreement also provides for a standby credit facility of $8 million to finance possible future acquisitions.

     The Company is a party to various put and call options with respect to its junior preferred and common stock. During the quarter ended June 1, 1997, the Company exercised options to purchase 39,000 shares of junior preferred stock and 47,886 shares of common stock for approximately $1.3 million. Options to purchase an additional 78,902 shares of common stock were outstanding at June 1, 1997 and are expected to be exercised prior to the end of fiscal 1997 for approximately $3.5 million.

Results of Operations - Thirteen weeks ended June 1, 1997 compared to thirteen weeks ended June 2, 1996.

     Consolidated net sales increased by 7.9% from $39.2 million in the 1996 period to $42.2 million in the 1997 period. Security businesses experienced particularly strong increases in sales in 1997 versus compared to the comparable 1996 period. Smaller percentage sales increases were realized in builder and consumer hardware, pruning and harvesting tools, and custom cabinetry. The acquisition of Broadway contributed modestly to the 1997 second quarter sales increase. Sales of water source heat pumps declined by approximately 1% from the exceptionally strong sales activity during the second quarter of fiscal 1996.

     Gross margin increased by 14.2% from $14.0 million in the 1996 period to $16.0 million in the 1997 period. As a percentage of net sales, gross margin improved to 38.0% in the 1997 period compared to 35.9% in the 1996 period. The improvement in gross margin percentage was due to the more rapid sales growth of the higher margin security businesses, selective price increases, favorable material costs and labor productivity improvements.

     Selling, administrative and general expenses increased by 24.3% from $9.5 million in the 1996 period to $11.8 million in the 1997 period. As a percentage of net sales, selling, administrative and general expenses increased from 24.2% in the 1996 period to 27.9% in the 1997 period. Engineering and product development costs, additional customer rebates, higher commissions and other volume related expenses and high initial expenses related to the Broadway acquisition comprised a significant portion of the increase. Selling and administrative expenses for 1996 were reduced by $500,000 to reflect an insurance recovery of prior period environmental remediation and related costs. The increase in expenses as a percentage of sales is also impacted by the more rapid growth of security businesses which have comparably higher percentage selling and administrative expenses.

     Interest expense decreased from $1.7 million in the 1996 period to $1.5 million in the 1997 period due to lower average borrowing rates resulting from the 1996 renegotiation of the Company's revolving credit agreement and the redemption of its 14% Junior Subordinated Debentures and $12.0 million of its 12 3/8% Senior Subordinated Debentures.

     The effective income tax rate for the 1997 quarter was 39.7% compared to 39.0% for the 1996 period. These rates exceed the statutory federal income tax rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

     Net earnings of $1.7 million ($1.87 per share) in the 1997 period compares to net earnings of $1.8 million ($1.58 per share) in the 1996 period.

Results of Operations - Twenty-six weeks ended June 1, 1997 compared to twenty-six weeks ended June 2, 1996.

     Consolidated net sales increased by $5.2% from $77.3 million in the 1996 period to $81.3 million in the 1997 period. Security businesses experienced particularly strong increases in sales in 1997 versus the comparable 1996 period. Smaller percentage sales increases were realized in builder and consumer hardware and custom cabinetry. Sales of water source heat pumps and pruning and harvesting tools declined modestly from the exceptionally strong sales activity during the first half of fiscal 1996.

     Gross margin increased by 11.6% from $27.3 million in the 1996 period to $30.5 million in the 1997 period. As a percentage of net sales, gross margin improved from 35.3% in the 1996 period to 37.5% in the 1997 period. The improvement in gross margin percentage was due to the more rapid sales growth of the higher margin security businesses, selective price increases, favorable material costs and labor productivity improvements.

     Selling, administrative and general expenses increased by $15.2% from $19.8 million in the 1996 period to $22.9 million in the 1997 period. As a percentage of net sales, selling, administrative and general expenses increased from 25.6% in the 1996 period to 28.1% in the 1997 period. Engineering and product development costs, additional customer rebates, higher commissions and other volume related expenses and high initial expenses related to the Broadway acquisition comprised a significant portion of the increase. The increase in expenses as a percentage of sales is also impacted by the more rapid growth of security businesses which have comparably higher percentage selling and administrative expenses.

     Interest expense decreased from $3.3 million in the 1996 period to $2.8 million in the 1997 period due to lower average borrowing rates resulting from the 1996 renegotiation of the Company's revolving credit agreement and the redemption of its 14% Junior Subordinated Debentures and $12.0 million of its 12 3/8% Senior Subordinated Debentures.

     The effective income tax rate for the 1997 year-to-date period was 40.0% compared to 39.7% for the 1996 period. These rates exceed the statutory federal income tax rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

     Net earnings of $3.0 million ($3.20 per share) in the 1997 period compares to net earnings of $2.6 million ($2.23 per share) in the 1996 period.

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


                                             HARROW INDUSTRIES, INC.



Date: July 11, 1997                          By: /s/ John S. Hogan
                                                 John S. Hogan
                                                 Vice President and Chief
                                                 Financial Officer



Date: July 11, 1997                          By: /s/ Gary L. Humphreys
                                                 Gary L. Humphreys
                                                 Vice President, Corporate
                                                 Controller and Chief
                                                 Accounting Officer