Form 10-Q
period 1997-08-31
HARROW INDUSTRIES INC
filed 1997-10-06
CIK 811081

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the third thirteen week accounting                          Commission File
period ended August 31, 1997                                    Number   1-9440


                             HARROW INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                             52-1499045
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                             Identification  No.)



2627 East Beltline S.E., Grand Rapids, Michigan                     49546
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


                            Yes  __X__          No ____


The Company has 832,147 shares of common stock, par value $.01 a share, issued and outstanding as of October 3, 1997.

                          PART I FINANCIAL INFORMATION

                    Harrow Industries, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                                     August 31,      December 1,
                                                       1997             1996
                                                    (Unaudited)      (Audited)
                                                       (Thousands of dollars)

ASSETS
Current assets:
    Cash and cash equivalents ......................     $    111      $  3,088
    Accounts receivable, less allowances
      (1997--$1,183; 1996--$1,043) .................       20,433        19,085
    Inventories:
      Finished products ............................        4,793         3,735
      Work-in-process ..............................        7,458         4,321
      Raw materials ................................        4,980         3,488
                                                         --------      --------
                                                           17,231        11,544
    Other current assets ...........................        3,192         2,806
                                                         --------      --------
Total current assets ...............................       40,967        36,523


Property, plant and equipment:
    Cost ...........................................       47,844        41,963
    Accumulated depreciation (deduct) ..............      (26,796)      (24,239)
                                                         --------      --------
                                                           21,048        17,724
Other assets:
    Intangible assets, less accumulated
      amortization (1997--$7,600; 1996--$6,911) ....       11,923        12,613
    Prepaid pension costs ..........................        8,087         7,595
    Other ..........................................          263           265
                                                         --------      --------
                                                           20,273        20,473
                                                         --------      --------


                                                         $ 82,288      $ 74,720
                                                         ========      ========

                                                                                   August 31,   December 1,
                                                                                      1997         1996
                                                                                 (Unaudited)     (Audited)
                                                                                   (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ...........................................................   $  6,547    $  6,662
    Accrued expenses ...........................................................     14,260      11,227
                                                                                   --------    --------
Total current liabilities ......................................................     20,807      17,889

Long-term debt .................................................................     53,108      47,388

Other noncurrent liabilities ...................................................      6,088       5,952

Redeemable preferred and common stock ..........................................      1,175       2,955

Stockholders' equity (deficit):
  Junior preferred stock, par value $.01 per share - authorized: 470,000 shares;
      issued (1997 - 399,964 shares;  1996 - 319,528 shares)
      including  119,436 shares of treasury stock in 1997 and excluding
      80,436 shares redeemable stock in 1996 ...................................          4           3
  Common stock, par value $.01 per share - authorized:
      1,100,000 shares;  issued (1997 - 1,073,700 shares; 1996-987,294  shares)
      including treasury stock (1997 - 241,553 shares; 1996 - 82,150 shares) and excluding redeemable stock (1997 - 26,300 shares;
      1996 - 112,706 shares) ...................................................         11          10
    Additional paid-in capital .................................................      4,006       3,370
    Retained earnings ..........................................................     17,870      12,486
    Cost of treasury stock (deduct) ............................................     (6,673)     (1,225)
    Deficit arising from restructuring transactions (deduct) ...................    (14,108)    (14,108)
                                                                                   --------    --------
                                                                                      1,110         536
                                                                                   --------    --------

                                                                                   $ 82,288    $ 74,720
                                                                                   ========    ========

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Operations (Unaudited)


                                                Thirteen weeks ended    Thirty-nine weeks ended
                                              August 31,  September 1,  August 31,   September 1,
                                                  1997        1996         1997         1996
                                                 (Thousands of dollars, except per share data)

Net sales .................................   $  40,232   $  36,947    $ 121,516    $ 114,226

Cost of products sold .....................      25,025      22,908       75,814       72,872
                                              ---------   ---------    ---------    ---------
Gross margin ..............................      15,207      14,039       45,702       41,354


Selling, administrative and general expense      11,408       9,973       34,259       29,817
                                              ---------   ---------    ---------    ---------

Operating income ..........................       3,799       4,066       11,443       11,537

Other expense (income):
    Interest expense ......................       1,414       1,828        4,183        5,100
    Other .................................          95         (27)         (42)         (56)
                                              ---------   ---------    ---------    ---------
                                                  1,509       1,801        4,141        5,044
                                              ---------   ---------    ---------    ---------
Earnings before income taxes ..............       2,290       2,265        7,302        6,493

Income taxes ..............................         914         895        2,919        2,572
                                              ---------   ---------    ---------    ---------

Net earnings ..............................   $   1,376   $   1,370    $   4,383    $   3,921
                                              =========   =========    =========    =========

Net earnings per share ....................   $    1.54   $    1.22    $    4.74    $    3.45
                                              =========   =========    =========    =========

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                   Thirty-nine weeks ended
                                                August 31,        September 1,
                                                  1997               1996
                                              --------------    ------------
                                                  (Thousands of dollars)

OPERATING ACTIVITIES
Net earnings ......................................   $  4,383    $  3,921
Adjustments necessary to reconcile
    net earnings to net cash provided by
    operating activities:
      Depreciation and amortization ...............      3,255       3,195
      Other .......................................       (262)       (648)
      Changes in operating assets and liabilities:
        Accounts receivable .......................       (341)     (2,308)
        Inventories ...............................     (3,052)     (1,261)
        Other current assets ......................       (476)         79
        Accounts payable and accrued expenses .....      1,243         620
                                                      --------    --------
Net cash provided by operating activities .........     4,750       3,598

INVESTING ACTIVITIES
Additions to property, plant and equipment ........     (3,891)     (2,353)
Purchase of Company ...............................     (3,967)
Other .............................................          2         229
                                                      --------    --------
Net cash used in investing activities .............     (7,856)     (2,124)

FINANCING ACTIVITIES
Proceeds from long-term borrowings ................     13,028      14,310
Payments of long-term debt ........................     (7,311)    (11,539)
Purchase of capital stock for treasury - net ......     (5,448)     (1,226)
Cash dividends paid on preferred stock ............       (140)       (200)
Other .............................................                    (56)
                                                      --------    --------
Net cash provided by financing activities .........        129       1,289
                                                      --------    --------
Decrease in cash and cash equivalents .............     (2,977)      2,763

Cash and cash equivalents at beginning of year ....      3,088         676
                                                      --------    --------

Cash and cash equivalents at end of period ........   $    111    $  3,439
                                                      ========    ========

(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                 August 31, 1997



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


Note B - Purchase of Business


On February 28, 1997, the Company purchased substantially all of the assets of Broadway Industries, Inc. ("Broadway") for cash including related expenses of approximately $4,000,000 under a transaction approved by a bankruptcy court on February 14, 1997. Broadway manufactures and markets high quality decorative plumbing fixtures and bath and cabinet hardware. The acquisition, which we accounted for under the purchase method, was financed principally through borrowings under the Company's revolving credit facility. Broadway had net sales of approximately $9,500,000 in 1996. Pro forma consolidated net earnings for 1996 and 1997, assuming the acquisition had occurred as of the beginning of the fiscal 1996, would not have varied significantly from the amounts reported.

                    Harrow Industries, Inc. and Subsidiaries

                                 August 31, 1997



Note C - Net Earnings Per Share


A summary of the computation of net earnings per share is as follows:

                                                        Thirteen weeks ended             Thirty-nine weeks ended
                                                     August 31,     September 1,       August 31,     September 1,
                                                         1997            1996              1997            1996
                                                                (Thousands of dollars, except shares
                                                                    outstanding and per share data)

Weighted average shares outstanding                     873,194        1,078,334          910,456        1,092,778

Net earnings                                             $1,376           $1,370           $4,383           $3,921
Dividend requirements of
  junior preferred stock                                    (35)             (50)             (70)            (150)
                                                      ----------       ---------        ---------         --------

Net earnings applicable to common stock                  $1,341           $1,320           $4,313           $3,771
                                                         ======           ======           ======           ======

Net earnings per share                                    $1.54            $1.22            $4.74            $3.45
                                                          =====            =====            =====            =====

In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earning per Share", ("SFAS No 128"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statment. Basic EPS is computed by dividing net income by the weighted averge number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is effective for periods beginning after December 15, 1997 and will require restatement of prior periods. Earlier application is not permitted. The Company does not expect the new standard will have a material impact on the amounts reported for either its basic or diluted earnings per share.

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

     Cash provided by operating activities totaled $4.8 million in the 1997 period as compared to $3.6 million in the 1996 period. The period to period change in cash provided by operating activities resulted from improved 1997 earnings combined with the somewhat slower 1997 growth rate which necessitated a lower investment in working capital. Working capital at August 31, 1997 was $20.2 million compared to $18.6 million at December 1, 1996. Working capital management performance measures including the accounts receivable collection period and inventory turnover rates deteriorated slightly from the prior year. The Company's current ratio of 2.0 to 1 at August 31, 1997 remained unchanged from the current ratio at December 1, 1996.

     Capital expenditures were $3.9 million in the 1997 period and $2.4 million in the 1996 period. Total capital expenditures for 1997 are expected to approximate $6.0 million and will be primarily for capacity expansion, new products, profit improvement and replacement.

     The Company acquired the net assets of Broadway Industries, Inc. effective as of the end of the first quarter for a total purchase price of approximately $4.0 million (see Note B to the accompanying Consolidated Condensed Financial Statements).

     Long-term debt at August 31, 1997 consists of approximately $26.0 million of 12 3/8% Senior Subordinated Debentures and $27.1 million of borrowings under a revolving credit facility with interest principally at LIBOR (5.75% at August 31, 1997) plus a variable amount (1.5% at August 31, 1997) based upon the Company's ratio of debt to earnings. The Senior Subordinated Debentures are due $6.5 million in 2001 with the balance due in 2002. As of August 31, 1997, the available unused credit under the asset-based limitation formula of the revolving credit facility approximated $5.8 million. The revolving credit agreement also provides for a standby credit facility of $8 million to finance possible future acquisitions.

     The Company is a party to various put and call options with respect to its common stock. During the quarter ended August 31, 1997, the Company exercised options to purchase 52,602 shares of common stock for approximately $2.3 million. Options to purchase an additional 26,300 shares of common stock were outstanding at August 31, 1997 and were exercised on September 25, 1997 for approximately $1.2 million.

Results of Operations - Thirteen weeks ended August 31, 1997 compared to thirteen weeks ended September 1, 1996.

     Consolidated net sales increased by 8.9% from $36.9 million in the 1996 period to $40.2 million in the 1997 period. Security businesses experienced particularly strong increases in sales in 1997 versus the comparable 1996 period. Smaller percentage sales increases were realized in builder and consumer hardware, pruning and harvesting tools, and water source heat pumps. The acquisition of Broadway contributed approximately $1.0 million to the 1997 third quarter sales increase. Sales of custom cabinetry declined from the exceptionally strong sales activity during the third quarter of fiscal 1996.

     Gross margin increased by 8.3% from $14.0 million in the 1996 period to $15.2 million in the 1997 period. As a percentage of net sales, gross margin declined to 37.8% in the 1997 period compared to 38.0% in the 1996 period. The slight decline in gross margin percentage was due to lower favorable workers compensation insurance experience adjustments, higher rework and certain shut-down costs associated with restructuring the production of biometric identification devices. Offsetting these factors were selective price increases, favorable material costs, labor productivity improvements and the continued impact of more rapid sales growth of the higher margin security businesses.

     Selling, administrative and general expenses increased by 14.4% from $10.0 million in the 1996 period to $11.4 million in the 1997 period. As a percentage of net sales, selling, administrative and general expenses increased from 27.0% in the 1996 period to 28.3% in the 1997 period. Engineering and product development costs, additional customer rebates, higher commissions and other volume related expenses and high initial expenses related to the Broadway acquisition comprised a significant portion of the increase. The increase in expenses as a percentage of sales is also impacted by the more rapid growth of security businesses which have comparably higher percentage selling and administrative expenses.

     Interest expense decreased from $1.8 million in the 1996 period to $1.4 million in the 1997 period due to lower average borrowing rates resulting from the 1996 renegotiation of the Company's revolving credit agreement and the redemption of its 14% Junior Subordinated Debentures and $12.0 million of its 12 3/8% Senior Subordinated Debentures.

     The effective income tax rate for the 1997 quarter was 39.9% compared to 39.5% for the 1996 period. These rates exceed the statutory federal income tax rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

     Net earnings of $1.4 million ($1.54 per share) in the 1997 period compares to net earnings of $1.4 million ($1.22 per share) in the 1996 period. Net earnings per share are based on an average of 873,194 shares outstanding in the 1997 quarter compared to 1,078,334 for the 1996 quarter.

Results of Operations - Thirty-nine weeks ended August 31, 1997 compared to thirty-nine weeks ended September 1, 1996.

     Consolidated net sales increased by 6.4% from $114.2 million in the 1996 period to $121.5 million in the 1997 period. Security businesses experienced particularly strong increases in sales in 1997 versus the comparable 1996 period. Smaller percentage sales increases were realized in builder and consumer hardware and custom cabinetry. Sales of water source heat pumps and pruning and harvesting tools declined modestly from the exceptionally strong sales activity during the first half of fiscal 1996. Approximately $2.0 million in sales were the result of the acquisition of Broadway Industries, Inc.

     Gross margin increased by 10.5% from $41.4 million in the 1996 period to $45.7 million in the 1997 period. As a percentage of net sales, gross margin improved from 36.2% in the 1996 period to 37.6% in the 1997 period. The improvement in gross margin percentage was due to the more rapid sales growth of the higher margin security businesses, selective price increases, favorable material costs and labor productivity improvements.

     Selling, administrative and general expenses increased by 14.9% from $29.8 million in the 1996 period to $34.3 million in the 1997 period. As a percentage of net sales, selling, administrative and general expenses increased from 26.1% in the 1996 period to 28.2% in the 1997 period. Engineering and product development costs, additional customer rebates, higher commissions and other volume related expenses and high initial expenses related to the Broadway acquisition comprised a significant portion of the increase. The increase in expenses as a percentage of sales is also impacted by the more rapid growth of security businesses which have comparably higher percentage selling and administrative expenses.

     Interest expense decreased from $5.1 million in the 1996 period to $4.2 million in the 1997 period due to lower average borrowing rates resulting from the 1996 renegotiation of the Company's revolving credit agreement and the redemption of its 14% Junior Subordinated Debentures and $12.0 million of its 12 3/8% Senior Subordinated Debentures.

     The effective income tax rate for the 1997 year-to-date period was 40.0% compared to 39.6% for the 1996 period. These rates exceed the statutory federal income tax rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

     Net earnings of $4.4 million ($4.74 per share) in the 1997 period compares to net earnings of $3.9 million ($3.45 per share) in the 1996 period. Net earnings per share are based on an average of 910,456 shares for the 1997 year-to-date period compared to 1,092,778 shares for the similar 1996 period.

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


                                      HARROW INDUSTRIES, INC.



Date: October 6, 1997                By: /s/ John S. Hogan
                                      John S. Hogan
                                      Vice President and Chief Financial Officer



Date: October 6, 1997                By: /s/ Gary L. Humphreys
                                      Gary L. Humphreys
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer