Form 10-K
period 1997-11-30
HARROW INDUSTRIES INC
filed 1998-03-02
CIK 811081

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended November 30, 1997

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

                                      None



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

ITEM 1. BUSINESS

General

     Through its subsidiaries and divisions, Harrow Industries, Inc. ("Harrow", or the "Company") designs, manufactures and markets a wide variety of products primarily for the consumer, home remodeling, commercial retrofit, new residential and commercial construction, access control, and time and attendance markets. The Company's major products include professional and consumer pruning and harvesting hand tools, consumer and architectural hardware, electronic locking systems, biometric identification devices, custom residential cabinetry and water source heat pumps. Subsequent to November 30, 1997, the Company sold its custom cabinetry division (see Note L to the Consolidated Financial Statements.)

     Harrow's business is affected by various general economic conditions, including the rate of new construction, which is related to the availability and cost of financing and other economic conditions. Management's strategy has been to limit Harrow's sensitivity to changes in the economy by maintaining a diversified product base and emphasizing the development of products marketed to the commercial security and home remodeling and do-it-yourself markets, which management believes have historically been less sensitive to economic downturns. There can be no assurances, however, that a significant decline in the rate of new construction would not have a material adverse effect on Harrow's business.

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

     Information concerning sales, operating income, identifiable assets and certain other information by industry segment is found in Note O to the Consolidated Financial Statements.

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

     RSI sells its products into three markets - access control, time and attendance and personal identification - through a nationwide network of sales representative agencies. International sales are typically made to authorized country distributors who resell within their territories.

Hardware and Tools Group

     H.B. Ives

     H.B. Ives ("Ives"), Harrow's largest operation, is headquartered in Wallingford, Connecticut with manufacturing and distribution facilities in New Haven, Connecticut, Michigan City, Indiana, and Olathe, Kansas, and a distribution center in Los Angeles, California. A significant increase or decrease in Ives' operating performance could have a material effect on Harrow's overall performance.

     Ives manufactures a broad line of commercial and consumer hardware including entry sets, door coordinators, exterior door hardware, door stops, surface bolts, and cabinet and bath hardware. Through separate operations, Ives also manufactures wire products and storage hooks as well as decorative brass hardware and plumbing fittings.

     Sales to the consumer residential hardware market are direct in the case of some large customers, and through independent wholesalers to other customers who are serviced by manufacturers' representatives. Ives sells to the contractor hardware and plumbing markets through distributors serviced by its own sales force.

     Corona Clipper

     Corona Clipper ("Corona"), located in Corona, California, designs, manufactures and distributes pruning and harvesting tools, shears, saws and other hand-held gardening tools for homeowners and nurseries. A line of high quality professional pruning and harvesting tools is sold for agricultural applications in the grape, citrus, avocado and apple industries as well as to distributors that service professional landscapers.

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

     Rutt's cabinetry is made to order and is of such high quality that Rutt receives, through the efforts of its own sales force, extensive representation by dealers in affluent residential areas of the country. Rutt currently has products on display in over 130 authorized dealer locations. Approximately 80% of Rutt's sales are to the home renovation market. Subsequent to November 30, 1997, the Company sold its Rutt operation (see Note L to the Consolidated Financial Statements).

     FHP Manufacturing

     FHP Manufacturing ("FHP"), located in Fort Lauderdale, Florida, is one of the largest manufacturers of water source heat pumps in the United States. These units are sold throughout North America under the trade name Florida Heat Pump.

     FHP is a leader in heating and cooling technology that uses the energy available in natural water supplies. Tests show that FHP units are significantly more energy efficient than conventional units, which offsets the higher capital and installation costs of FHP equipment for customers with certain levels of heating and cooling requirements.

     FHP sells through manufacturers' representatives to large mechanical contractors and through multi-branch stocking distributors who in turn sell to smaller dealers. FHP acts as its own distributor in parts of southern Florida.

Employees

     As of January 1, 1998, Harrow employed 984 employees, including 744 in production (management and hourly), 96 in marketing and sales and 144 in finance and administration. During the year, hourly production employees can increase by as many as 50 employees, depending on seasonal workloads in some Harrow plants.

ITEM 2. PROPERTIES

     The following table sets forth the facilities of Harrow, excluding public warehouse space, by location and operation. Each location (except the facilities designated as warehouses and sales showrooms) include administrative offices:

    Location of                   Owned                Leased
Division/Subsidiary            (Square Ft.)        (Square Ft.)             Use
Grand Rapids, MI                --                   4,264(1)         Corporate Offices.
Coopersville, MI                --                   6,660(1)         Management Information Services
New Haven, CT                   100,000               --              Manufacture of builder and consumer
   (H.B. Ives)                                                          hardware, warehouse and shipping
                                                                        facilities.
Wallingford, CT                 --                  46,700(1)         Sales office and warehouse and shipping
   (H.B. Ives)                                                          facilities.
Michigan City, IN                69,000               --              Manufacture of wire hardware,
   (H.B. Ives)                                                          warehouse and shipping facilities.
Olathe, KS                       61,916               --              Manufacture of plumbing fixtures and
   (H.B. Ives)                                                          brass hardware, warehouse and shipping
                                                                        facilities.
Forestville, CT                 --                  54,470(1)         Manufacture of electronic locking
   (LSE)                                                                systems and accessories, warehouse and
                                                                        shipping facilities.
Goodville, PA                   174,843               --              Manufacture of custom cabinetry,
   (Rutt)                                                               warehouse and shipping facilities.
Los Angeles, CA                 --                   2,668(1)         Sales showroom sublet to independent
   (Rutt)                                                               dealer.
Atlanta, GA                     --                   1,958(1)         Sales showroom sublet to independent
   (Rutt)                                                               dealer.
Chicago, IL                     --                   3,451(1)         Sales showroom sublet to independent
   (Rutt)                                                               dealer.

Fort Lauderdale, FL              93,600               --              Manufacture of heat pumps, warehouse
   (FHP)                                                                and shipping facilities.
Corona, CA                       73,000               --              Manufacture of pruning tools and other
   (Corona Clipper)                                                     forged products, warehouse and shipping
                                                                        facilities.
Campbell, CA                    --                 13,694(1)          Manufacture of biometric identification
   (RSI)                                                                devices, warehouse and shipping
                                                                        facilities.

(1)      Lease Terms:
         Grand Rapids, MI--Annual Rental $54,366--expiration September 30, 1998. Coopersville, MI--Annual Rental $84,585--expiration February 5, 1999. Wallingford, CT--Annual Rental $316,180--expiration December 31, 2002. Forestville, CT--Annual Rental $333,188--expiration May 31, 2008. Los Angeles, CA--Annual Rental $72,481--expiration March 31, 2005;
                  Sub-lease Rental $72,481--expiration March 31, 2005.
         Atlanta, GA--Annual Rental $42,321--expiration April 30, 2000;
                  Sub-lease Rental $42,321--expiration April 30, 2000.
         Chicago, IL--Annual Rental $85,861--expiration November 30, 2005;
                  Sub-lease Rental $85,861--expiration November 30, 2005. Campbell, CA--Annual Rental $128,176--expiration September 30, 1998.

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

     Provisions  of $45,000 in 1997,  $453,000 in 1996 and $428,000 in 1995 were recorded to cover the costs of remedial actions expected to be taken with respect to the cleanup of these sites. As of November 30, 1997, the remaining recorded liability related to these issues totaled $739,000, of which $400,000 was provided to cover estimated remediation costs of a former plant site. Annual remediation costs for this site currently approximate $75,000, and remediation is expected to be completed in as few as three years or as many as twenty years.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                             Fiscal Year Ended (1)
                                    November 30,       December 1,     December 3,        November 27,        November 28,
                                         1997             1996            1995                1994               1993
                                    ------------       -----------     -----------        ------------        ------------
                                                     (Thousands of Dollars, Except Per Share Data and Ratios)
Statement of operations data:
   Net sales (2) ...............   $ 160,906           $ 148,327       $ 131,730          $ 136,898           $ 126,449
   Net earnings (loss) .........       7,402               5,315           3,403              1,615                (226)
   Net earnings (loss) per
      share of common stock (3)         8.17                4.76            2.91               1.29                (.41)
   Ratio of earnings to fixed
      charges (4) ..............       2.95x                2.24x           1.63x              1.37x               1.03x
Balance sheet data:
   Total assets ................   $  82,948           $  74,720       $  68,989          $  61,378           $  58,622
   Long-term debt and other
      noncurrent liabilities (5)      65,431              56,295          52,510             50,337              50,088
   Stockholders' equity
      (deficit) (6) ............      (3,695)                536            (399)           (3,730)              (5,122)

(1) Fiscal 1995 includes 53 weeks; all other fiscal years shown include 52 weeks.

(2) Net sales have been restated for fiscal 1993 through 1996 to reflect the reclassification of volume rebates and outbound freight expense as deductions from net sales rather than as elements of selling, administrative and general expenses as previously reported.

(3) Earnings per share of common stock are calculated based on weighted average outstanding shares of 892,685 in 1997, 1,074,046 in 1996, 1,100,000 in 1995, 1,096,671 in 1994 and 1,043,340 in 1993.

(4) Earnings used in computing the ratio of earnings to fixed charges consist of pretax earnings before fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and the interest portion of rental expense.

(5) Includes long-term debt, deferred income taxes, deferred compensation and redeemable preferred and common stock.

(6) Includes the effects of the restructuring transactions which occurred in 1987, as described in Note M to the Consolidated Financial Statements.

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

     Cash provided by operating activities totaled $9.0 million in 1997 as compared to $5.7 million in 1996 and $6.4 million in 1995. Cash provided by operating activities before considering changes in working capital totaled $10.9 million in 1997, $8.2 million in 1996 and $5.2 million in 1995 reflecting a continuous improvement in net earnings. Increased investments in accounts receivable and inventories were required in each year as a result of growth in the Company's businesses. These investments were partially funded in 1997 and 1996 by related increases in accounts payable and accrued expenses. Similar accounts payable increases in 1995 were more than adequate to fund the 1995 increase in accounts receivable and inventories. Working capital at November 30, 1997 was $19.8 million compared to $18.6 million at the end of fiscal 1996. The Company's current ratio of 1.9 to 1 at the end of 1997 declined slightly from
2.0 to 1 at the end of 1996.

     Capital expenditures were $5.2 million in 1997, $3.1 million in 1996 and $3.6 million in 1995. The expenditures were primarily for capacity expansion, new products, replacement and cost reduction. Capital additions for 1998 are expected to approximate $5.8 million and will be primarily for capacity expansion, new products and replacement.

     On February 28, 1997, the Company purchased substantially all of the assets of Broadway Industries, Inc. for cash, including related expenses, of $3.9 million under a transaction approved by a bankruptcy court on February 14, 1997. Broadway manufactures and markets high quality decorative plumbing fixtrues and bath and cabinet hardware.

     Under the terms of a revolving credit agreement, the Company may borrow up to $37 million under a formula which includes an amount based on qualified accounts receivable and inventories, plus a term loan amount initially established at $15 million. As of November 30, 1997, the available unused credit under the agreement approximated $9 million. The agreement also provides for a standby credit facility of $8 million to finance possible future acquisitions or other specified transactions.

     The Company's Senior Subordinated Debentures require annual sinking fund payments; however, as a result of prior year repurchases of debentures, no principal maturities are due until 2001, when $6.5 million is due.

     During fiscal 1997, the Company acquired 119,436 shares of its junior preferred stock and 191,608 shares of its common stock for $6.8 million. Subsequent to November 30, 1997, the Company acquired an additional 116,121 shares of its common stock for $7.8 million by utilizing $5.0 million of its standby credit facility and $2.8 million of the formula-based revolving credit facility.

Effects of Inflation

     The Company believes inflation has not had a material overall effect on its operations during the past three years.

Results of Operations - 1997 Compared to 1996

     Consolidated net sales increased by 8.5% from $148.3 million in 1996 to $160.9 million in 1997. Net sales of the security products segment increased by 30.1% from $23.2 million in 1996 to $30.1 million in 1997. Significant sales increases were realized for both biometric identification devices (hand readers) and electronic and electromagnetic security products and systems. Increased penetration into the time and attendance market resulted in exceptional revenue growth for hand readers. Net sales of the hardware and tools segment increased by 5.6% from $80.8 million in 1996 to $85.3 million in 1997. Sales increases of consumer, building and architectural hardware were partially offset by decreased sales of pruning and harvesting tools resulting from the elimination of certain low margin business. Sales of plumbing fixtures as a result of the acquisition of Broadway added approximately $3 million to net sales. Net sales for the other building products segment increased by 2.4% from $44.4 million in 1996 to $45.4 million in 1997. Both product lines in this segment (custom cabinetry and water source heat pumps) experienced small sales increases.

     Gross margin increased by 12.7% from $52.1 million in 1996 to $58.8 million in 1997. As a percentage of net sales, gross margin increased from 35.2% in 1996 to 36.5% in 1997. The improvement in gross margin percentage was due to the more rapid sales growth of the higher margin security businesses, selective price increases, lower healthcare costs, favorable material costs and labor productivity improvements.

     Selling, administrative and general expenses increased 10.9% from $37.0 million in 1996 to $41.0 million in 1997. As a percentage of net sales, selling, administrative and general expenses increased from 24.9% in 1996 to 25.5% in 1997. Engineering and product development costs, higher commissions and other volume related expenses and high initial expenses related to the Broadway acquisition comprised a significant portion of the increase. The increase in expenses as a percentage of sales is also impacted by the more rapid growth of security businesses which have comparably higher percentage selling and administrative expenses.

     Operating income increased $2.6 million from $15.1 million in 1996 to $17.7 million in 1997. Operating income as a percentage of net sales improved to 11.0% in 1997 compared to 10.2% in 1996.

     Interest expense decreased from $6.4 million in 1996 to $5.6 million in 1997 due to the full year impact of lower average interest rates resulting from the 1996 redemption of subordinated debentures and renegotiation of the Company's revolving credit agreement.

     Earnings before income taxes increased to $12.2 million in 1997 from $8.8 million in 1996 due to increased operating income resulting from higher sales and the impact of refinancing debt at a lower interest rate.

     The 1997 and 1996 provisions for income taxes exceed the amount expected using the statutory rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

     Net earnings were $7.4 million ($8.17 per share) in 1997 compared to $5.3 million ($4.76 per share) in 1996.

Results of Operations - 1996 Compared to 1995

     Consolidated net sales increased by 12.6% from $131.7 million in 1995 to $148.3 million in 1996. Net sales of the security products segment increased by 14.4% from $20.2 million in 1995 to $23.2 million in 1996 due primarily to increased sales of electronic and electromagnetic security products and systems. Net sales of the hardware and tools segment increased by 12.1% from $72.0 million in 1995 to $80.8 million in 1996. Both major product lines experienced sales gains, however, the percentage increase in sales of consumer, building and architectural hardware was more modest than the increase for consumer and professional pruning and harvesting tools. Net sales for the other building products segment increased by 12.5% from $39.4 million in 1995 to $44.4 million in 1996. Both product lines in this segment experienced sales increases although the percentage for custom cabinetry was somewhat greater than that of water source heat pumps.

     Gross margin increased from $46.0 million in 1995 to $52.1 million in 1996. As a percentage of net sales, gross margin increased slightly from 35.0% in 1995 to 35.2% in 1996. Higher sales volume, a favorable workers' compensation insurance experience adjustment, and improved manufacturing efficiencies contributed to the gross margin improvement. Offsetting these factors were lower margins on sales of certain consumer pruning tools and higher warranty costs which affected custom cabinetry gross margins.

     Selling, administrative and general expenses increased 5.5% from $35.1 million in 1995 to $37.0 million in 1996. Commission and other volume related costs comprise a significant portion of the increase. Engineering and product development costs also contributed to the increase. These increases were reduced by $500,000 to reflect an insurance recovery of prior period environmental remediation and related costs. Selling, administrative and general expenses include provisions of $1.0 million in 1995 and $500,000 in 1996 to provide for estimated postemployment benefits and certain other costs related to the Company's president and chief executive officer. As a percentage of net sales, selling, administrative and general expenses decreased from 26.6% in 1995 to 24.9% in 1996.

     Operating income increased $4.1 million from $11.0 million in 1995 to $15.1 million in 1996. Operating income as a percentage of net sales improved to 10.2% in 1996 compared to 8.3% in 1995.

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

Impact of Year 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time- sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Harrow has been addressing the year 2000 problem since early 1990. Standards and procedures were put in place to establish a methodology for creating century compliant software. As a normal function of the Company's application development methodology, all new programs were created compliant and over time, as normal program maintenance is accomplished, most existing applications and programs were converted to be year 2000 compliant.

     During the fourth quarter fiscal 1997, a formal year 2000 assessment was made to identify remaining areas requiring updates. As of January 31, 1998, approximately 75% of the Company's software portfolio was year 2000 compliant. The year 2000 assesment also included a detailed work plan to correct the remaining programs prior to mid-1999.

     During the fourth quarter 1998, the Company will initiate formal communications with all of its significant suppliers and customers to determine to what extent the Company's data interfaces are vulnerable to third party failure to remedy their own year 2000 issues. There is no guarantee that the systems of other companies on which Harrow business units rely will be timely converted and will not have any adverse effect on Harrow's systems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of Harrow Industries, Inc. and subsidiaries as of November 30, 1997 and December 1, 1996, and the related consolidated statements of stockholders' equity (deficit), operations and cash flows for each of the three fiscal years in the period ended November 30, 1997, and the notes thereto, are included with the financial statement schedules in a separate section of this report.


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


Name                              Age   Position
Donald G. Calder (1)              60    Chairman, Chief Executive Officer and
                                             Director
James S. Dahlke                   47    President, Chief Operating Officer and
                                             Director
George L. Ohrstrom, Jr. (1)       70    Vice President and Director
John S. Hogan                     43    Vice President, Chief Financial Officer
                                             and Treasurer
Gary L. Humphreys                 55    Vice President and Corporate Controller
Donald D. Fenstermacher           56    Vice President of Management Information
                                             Services
Betsy F. Raymond                  39    Vice President of Human Resources and
                                             Secretary
Robert A. Hoagland                59    President of H.B. Ives
Clifford A. Young, Jr.            55    President of FHP Manufacturing
James J. Scott                    45    President of Locknetics Security
                                             Engineering
James C. McGovern                 55    President of Corona Clipper
William W. Wilson                 72    President of Recognition Systems, Inc.
W. Lawrence Banks (1) (2)         59    Director
David H. Benson                   60    Director
Derrick N. Key                    50    Director
George F. Ohrstrom (1) (2)        44    Director
Georg Graf Schall-Riaucour (3)    57    Director
Eriberto R. Scocimara             61    Director

(1) Member of Executive Committee.
(2) Member of Audit Committee.
(3) Chairman of Audit Committee.

     Donald G. Calder has been a Director of the Company since 1972 and a Vice President of Harrow or its predecessor from 1972 through August 1989. On January 30, 1997, Mr. Calder was appointed Chairman and Chief Executive Officer of the Company. Mr. Calder is President of G.L. Ohrstrom & Co., Inc. and was a partner of its predecessor, G.L. Ohrstrom & Co. from 1970 to October 1996. Mr. Calder devotes a substantial amount of his time in connection with his duties at G.L. Ohrstrom & Co. He is a Director of Carlisle Companies Incorporated, Central Securities Corporation, Brown-Forman Corporation, Roper Industries, Inc. and several privately held companies.

     James S. Dahlke was appointed President and Chief Operating Officer of the Company on June 17, 1996 and was appointed as a Director of the Company on January 30, 1997. Prior to joining Harrow, Mr. Dahlke served as President, Chief Executive Officer and Director of Medalist Industries, Inc. from 1995 to 1996, and was President of the Waukesha Fluid Handling unit of United Dominion Industries from 1988 to 1995.

     George L. Ohrstrom, Jr. has been a director and a Vice President of Harrow or its predecessor since 1962. Mr. Ohrstrom is Chairman and Chief Executive Officer of G.L. Ohrstrom & Co., Inc., and was managing partner of its predecessor, G.L. Ohrstrom & Co., from 1960 to October 1996. He is a director of Carlisle Companies Incorporated and Roper Industries, Inc. Mr. Ohrstrom is the father of George F. Ohrstrom.

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

     Robert A. Hoagland has been President of H.B. Ives since 1991.

     Clifford A. Young, Jr. has been President of FHP since 1971.

     James J. Scott has been President of Locknetics Security Engineering since 1989.

     James C. McGovern has been President of Corona Clipper since 1992.

     William W. Wilson was named President of the Company's Recognition Systems, Inc. subsidiary in October of 1996. He served as RSI's Vice President of Sales and Marketing from 1990 to June 1995 and provided business development services to RSI as a consultant from July of 1995 until his appointment as President.

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

     George F. Ohrstrom has been a Director of Harrow since 1986. Mr. Ohrstrom is Vice-Chairman of G.L. Ohrstrom & Co., Inc. and was a partner of its predecessor, G.L. Ohrstorm & Co. from 1987 to October 1996.

     Georg Graf Schall-Riaucour was appointed to the Board of Directors on January 25, 1995. He has been general manager of Wittelsbacher Ausgleichsfonds since May 1994, prior to which, since 1971 he was senior partner of the Munich, Germany law firm of Stever & Belten. Mr. Graf Schall-Riacour is Director of Roper Industries, Inc. and several privately held U.S. companies.

     Eriberto R. Scocimara has been a director of Harrow or its predecessor since 1972. Mr. Scocimara has been President and Chief Executive Officer of the Hungarian-American Enterprise Fund, a privately-managed investment company, since April 1994, and he has been the President of Scocimara & Company, Inc., an investment management company, since 1984. Mr. Scocimara was a partner of G.L. Ohrstrom & Co. from 1969 to 1984. Mr. Scocimara is a director of Carlisle
Companies, Incorporated, Roper Industries, Inc., Quaker Fabric Corporation, Cofinec S.A., Evronet Services, Inc. and several privately owned companies.

ITEM 11. SUMMARY COMPENSATION TABLE

     The following table sets forth cash compensation earned during the fiscal year ended November 30, 1997 for the chief executive officer and the other four most highly compensated executive officers whose aggregate cash compensation exceeded $100,000.

                                                                Annual Compensation            Long-Term
           Name and Principal                 Fiscal Year     Salary          Bonus          Compensation*
                 Position                       Ended           $               $                 $
------------------------------------------  -------------    ----------      ---------       ------------
Donald G. Calder                                 1997        149,000          -
Chairman and CEO                                 1996        149,000          -
James S. Dahlke                                  1997        250,000          250,000
President and COO                                1996        115,385           62,500
Robert A. Hoagland                               1997        177,320          148,417
President of H.B. Ives                           1996        170,500          130,092
                                                 1995        165,500          102,362

Clifford A. Young, Jr.                           1997        161,200          124,769
President of FHP                                 1996        155,000          131,750         58,022
                                                 1995        149,700          127,245         12,280

John S. Hogan                                    1997        150,000          127,500
Vice President & CFO                             1996        144,500          122,825         28,485
                                                 1995        140,300          100,525         20,743

James J. Scott                                   1997        135,044          114,787
President of Locknetics                          1996        127,100          108,290         14,888
                                                 1995        123,100          104,327

*Payments from Long-Term Growth Account were for the purchase of performance shares under the prior bonus plan. Performance shares were last awarded for fiscal 1990. Final payments under the prior plan were made in February 1996.

     All directors are compensated at $15,000 per annum in their capacity as directors of the Company. Directors may elect to receive one-half of this compensation in company common stock. The number of shares of common stock to be paid to the directors as compensation is based on a valuation of such common stock using the then most recent sales price, or if greater the quarterly valuation determined by Dresdner Kleinwort Benson plc. Mr. Banks is compensated an additional $7,500 for his involvement in various committees. Members of the Audit Committee receive $500 per meeting. The Chairman of the Audit Committee receives $750 per meeting.

     Donald G. Calder was acting Chairman from October 8, 1996 until January 30, 1997 when he was elected Chairman and CEO.

     James S. Dahlke was granted options in 1996 to purchase an aggregate of 20,000 shares of common stock, 4,000 shares of which were immediately vested and exercisable, and 16,000 shares which vest and become exercisable ratably from 1997 through 2000 at 4,000 shares per year. During 1997, Mr. Dahlke exercised options to purchase 5,000 shares of common stock.

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

     The table below shows the approximate annual retirement benefits payable to executive officers for life from normal retirement date (age 65) pursuant to the Retirement Plan. For purposes of determining the pension benefits payable under the HPI Retirement Plan, estimated years of Credited Service at age 65 under the HPI Retirement Plan for the individuals named in the compensation table are as follows: Mr. Calder, 29 years; Mr. Dahlke, 19 years; Mr. Hoagland, 13 years; Mr. Hogan, 30 years; Mr. Scott, 28 years; Mr. Young, 30 years.

Final
Average                                                                 Years of Service
Earnings*                             10                 15                  20                25                  30
--------                         -----------------------------------------------------------------------------------------------
 $100,000                            $15,200             $22,800             $30,400           $38,000            $ 45,600
  125,000                             19,400              29,100              38,800            48,600              58,300
  150,000                             23,700              35,500              47,400            59,200              71,000
  175,000                             26,800              40,700              54,700            68,700              82,600
  200,000                             29,700              45,800              61,900            78,000              94,100
  225,000                             32,000              49,700              67,500            85,200             102,900
  250,000                             32,000              49,700              67,500            85,200             102,900
  275,000                             32,000              49,700              67,500            85,200             102,900
  300,000                             32,000              49,700              67,500            85,200             102,900

*Earnings  used to  calculate  benefits  are  capped by the limit  described  in
Section 401(a)(17) of the Internal Revenue Code; the limit for 1997 is $160,000.

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

                                                               Company Common Stock
                                                     Number of Shares
   Name and Address of Beneficial Owner             Beneficially Owned             Percentage
Blackburn Fund, Ltd.                                    52,643                        7.35%
P.O. Box 10654
Tampa, FL 33674
Citicorp Venture Capital, Ltd.                          57,429                        8.02%
153 East 53rd Street
New York, NY 10043
Wittelsbacher Ausgleichsfonds                           51,992 (1)                    7.26%
Schumannstrasse 10
D81679 Munchen
Federal Republic of Germany
W. Lawrence Banks                                        1,181                          *
David H. Benson                                          1,521                          *
Donald G. Calder                                        22,632 (2)                    3.16%
James S. Dahlke                                          5,181                          *
Gary L. Humphreys                                        5,000                          *
John S. Hogan                                           26,000                        3.63%
Derrick N. Key                                             181                          *
George F. Ohrstrom                                       7,761                        1.08%
George L. Ohrstrom, Jr.                                 29,914 (3)                    4.18%
Betsy F. Raymond                                         8,392                        1.17%
Georg Graf Schall-Riaucour                                 181 (1)                      *

Eriberto R. Scocimara                                   28,607 (4)                    4.00%
All Directors and Officers as a group                  154,051 (5)                   21.51%

*Less than 1%.

(1) Georg Graf Schall-Riaucour, a director of the Company, is the general director of Wittelsbacher Ausgleichsfonds, and as such, is authorized to vote and dispose of such shares. Mr. Graf Schall-Riaucour disclaims any beneficial interest in the shares.

(2) Does not include total of 28,511 shares owned by his wife and his wife as custodian for minor children and in which he disclaims any beneficial ownership.

(3) Includes 631 shares held in a trust of which he is a co-fiduciary sharing voting and investment powers and in which he disclaims any beneficial interest.

(4) Does not include 10,500 shares owned by his wife, and in which he disclaims any beneficial ownership.

(5) Does not include disclaimed shares referred to in Notes (1), (2) or (4).


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

b) Reports on Form 8-K:

                No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended November 30, 1997.

                The registrant filed a Form 8-K on December 19, 1997 disclosing the sale of substantially all of the assets of its Rutt Division effective as of December 1, 1997.

c)              Exhibits:

                Exhibits pertaining to this Form 10-K are submitted as a separate section of this report.

d)              Financial Statement Schedules:

                The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of February, 1998.

                                             HARROW INDUSTRIES, INC.
                                             (Registrant)


                                             By     /s/Donald G. Calder
                                                    Donald G. Calder
                                                    Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons in the capacities indicated on the 27th day of February, 1998:

     Signature                                        Title


/s/ Donald G. Calder                           Chairman of the Board
    Donald G. Calder                           (Chief Executive Officer)


/s/ James S. Dahlke                            President and Director
    James S. Dahlke

/s/ John S. Hogan                              Treasurer
    John S. Hogan                              (Chief Financial Officer)


/s/ Gary L. Humphreys                          Controller
    Gary L. Humphreys                          (Chief Accounting Officer)


/s/ W. Lawrence Banks                          Director
    W. Lawrence Banks


                                               Director
    David H. Benson

/s/ George F. Ohrstrom                         Director
    George F. Ohrstrom


/s/ George L. Ohrstorm, Jr.                    Director
    George L. Ohrstrom, Jr.


/s/ Eriberto R. Scocimara                      Director
    Eriberto R. Scocimara


/s/ Georg Graf Schall-Riaucour                 Director
    Georg Graf Schall-Riaucour

/s/ Derrick N. Key                             Director
    Derrick N. Key

                      (THIS PAGE LEFT BLANK INTENTIONALLY.)

                                  Exhibit Index

                                                                            Page

    *3.1  Certificate of Incorporation .....................................
   **3.2  Bylaws............................................................
   **4.1  Indenture with United States Trust Company of New York............
**** 4.3  Loan and Security Agreement with Fleet Capital Corporation........
  **10.1  Securities Purchase Agreement.....................................
 ***10.3  Harrow Industries, Inc. Executive/Middle Management Performance
               Plan.........................................................
  **10.4  Harrow Products, Inc. Retirement Plan.............................
  **10.6  Deferred Compensation Agreement between Harrow Products, Inc.
               and Stanley B. O'Kane........................................
****10.8  Employment Agreement with James S. Dahlke.........................
   10.16  Option Agreement, dated October 15, 1997 and Amendments dated
               November 14, 1997 and December 9, 1997, between Robert
               Fleming & Co. Limited and Harrow Industries, Inc.............
   10.17  Economic Value Added Executive Incentive Plan effective beginning in fiscal 1998.....................................
      11  Computation of earnings per share.................................
      12  Computation of ratio of earnings to fixed charges.................
 *****21  List of Subsidiaries..............................................

*Incorporated herein by reference to Form 10-K for year ended November 27, 1987.

**Incorporated herein by reference to Harrow Industries, Inc. Registration Statement (No. 33-12266) on Form S-1 filed April 16, 1987.

***Incorporated herein by reference to Form 10-K for the fiscal year ended December 1, 1991.

****Incorporated herein by reference to Form 10-K for fiscal year ended December 1, 1996.

*****Incorporated herein by reference to Form 10-K for the fiscal year ended December 3, 1995.

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c) AND (d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                       FISCAL YEAR ENDED NOVEMBER 30, 1997

                    HARROW INDUSTRIES, INC. AND SUBSIDIARIES

                             GRAND RAPIDS, MICHIGAN

              FORM 10-K ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                    Harrow Industries, Inc. and Subsidiaries

          List of Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Harrow Industries, Inc. and subsidiaries are included in Item 8:

         o Consolidated balance  sheets-November 30, 1997 and December 1, 1996

         o Consolidated statements of stockholders' equity (deficit)- Fiscal years ended November 30, 1997, December 1, 1996 and December 3, 1995

         o Consolidated statements of operations-Fiscal years ended November 30, 1997, December 1, 1996 and December 3, 1995

         o Consolidated statements of cash flows-Fiscal years ended November 30, 1997, December 1, 1996 and December 3, 1995

         o Notes to consolidated financial statements-November 30, 1997, December 1, 1996 and December 3, 1995

The following consolidated financial statement schedule of Harrow Industries, Inc. and subsidiaries is included in Item 14(d):

         o Schedule II-Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors
Harrow Industries, Inc.

We have audited the accompanying consolidated balance sheets of Harrow Industries, Inc. and subsidiaries as of November 30, 1997 and December 1, 1996, and the related consolidated statements of stockholders' equity (deficit), operations and cash flows for each of the three fiscal years in the period ended November 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrow Industries, Inc. and subsidiaries at November 30, 1997 and December 1, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    ERNST & YOUNG LLP


Grand Rapids, Michigan
January 9, 1998

                    Harrow Industries, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                    November 30, 1997     December 1, 1996
                                                                    ==================    ================
Assets
Current assets:
   Cash and cash equivalents                                         $ 337,000            $ 3,088,000
     Accounts receivable, less allowances
     (1997--$1,372,000; 1996--$1,043,000)                           23,016,000             19,085,000
     Inventories:
       Finished products                                             4,223,000              3,735,000
       Work in process                                               5,638,000              4,321,000
       Raw materials                                                 4,460,000              3,488,000
                                                                   ===========           ============
                                                                    14,321,000             11,544,000
     Deferred income taxes                                           2,320,000              2,175,000
     Other current assets                                            1,027,000                631,000
                                                                   ===========           ============
   Total current assets                                             41,021,000             36,523,000

   Property, plant and equipment:
     Land                                                            2,513,000              2,312,000
     Buildings                                                      14,085,000             11,105,000
     Machinery and equipment                                        32,435,000             28,546,000
                                                                   ===========            ===========
                                                                    49,033,000             41,963,000
     Less accumulated depreciation                                  27,349,000             24,239,000
                                                                   ===========            ===========
                                                                    21,684,000             17,724,000

   Other assets:
     Intangible assets, less accumulated
       amortization (1997--$7,803,000; 1996--$6,911,000)            11,721,000             12,613,000
     Prepaid pension costs                                           8,251,000              7,595,000
     Other                                                             271,000                265,000
                                                                   ===========            ===========
                                                                    20,243,000             20,473,000
                                                                   -----------            -----------
                                                                   $82,948,000            $74,720,000
                                                                   ===========            ===========

                                                                     November 30, 1997   December 1, 1996
                                                                     ==================  ================
Liabilities and stockholdersO equity (deficit) Current liabilities:
   Accounts payable ...............................................   $  7,327,000        $  6,662,000
   Accrued compensation ...........................................      5,943,000           5,057,000
   Income taxes ...................................................        911,000             615,000
   Other accrued expenses .........................................      7,031,000           5,555,000
Total current liabilities .........................................     21,212,000          17,889,000

Long-term debt ....................................................     51,539,000          47,388,000

Other noncurrent liabilities:
   Deferred income taxes ..........................................      5,585,000           5,405,000
   Deferred compensation ..........................................        481,000             547,000

                                                                         6,066,000           5,952,000

Redeemable junior preferred and common stock ......................      7,826,000           2,955,000

Stockholders' equity (deficit):
     Junior preferred stock, par value $0.01 per share-- authorized: 470,000 shares; issued: 399,964 shares, including 119,436 shares of treasury stock in 1997

                                                                             4,000              4,000
     Common stock, par value $0.01 per share--
     authorized and issued: 1,100,000 shares,
     including treasury stock (1997--267,853
     shares; 1996--82,150 shares)

                                                                            11,000            11,000
     Additional paid-in capital ...................................      4,063,000         4,006,000
     Retained earnings ............................................     22,065,000        14,803,000
     Cost of treasury stock (deduct) ..............................     (7,904,000)       (1,225,000)
     Deficit arising from restructuring transactions ..............    (14,108,000)      (14,108,000)
     Redeemable stock reclassified (deduct) .......................     (7,826,000)       (2,955,000)
                                                                      ------------       -----------
                                                                        (3,695,000)          536,000
                                                                      ------------       -----------
                                                                      $ 82,948,000      $ 74,720,000
                                                                      ============      ============

See accompanying notes to consolidated financial statements.

                    Harrow Industries, Inc. and Subsidiaries

            Consolidated Statements of StockholdersO Equity (Deficit)


                                                                                Fiscal year ended
                                                             ========================================================

                                                             November 30, 1997   December 1, 1996   December 3, 1995
                                                             ================== ==================  =================
Junior preferred stock
Balance at beginning and end of year .....................   $      4,000      $      4,000         $      4,000

Common stock
Balance at beginning and end of year .....................         11,000            11,000               11,000

Additional paid-in capital
Balance at beginning of year .............................      4,006,000         4,006,000            4,006,000
Issuance of treasury stock ...............................         57,000
                                                             ------------       -----------           ----------
Balance at end of year ...................................      4,063,000         4,006,000            4,006,000

Retained earnings
Balance at beginning of year .............................     14,803,000         9,688,000            6,485,000
Net earnings .............................................      7,402,000         5,315,000            3,403,000
Cash dividends on junior preferred stock ($0.50 per share)       (140,000)         (200,000)            (200,000)
                                                             ------------       -----------           ----------
Balance at end of year ...................................     22,065,000        14,803,000            9,688,000

Accumulated translation adjustments
Balance at beginning of year .............................                                              (128,000)
Sale of foreign subsidiary ...............................                                               128,000
Balance at end of year ...................................                                                   -0-

Cost of treasury stock
Balance at beginning of year .............................     (1,225,000)
Redeemable  stock  purchased  for  treasury
  (1997--119,436  shares of junior
  preferred stock and 191,608 shares of common
  stock; 1996--82,150 shares of common stock) ............     (6,768,000)       (1,225,000)
Treasury  stock issued upon  exercise of stock
  options (5,000 shares ..................................         75,000
Treasury stock issued (905 shares) .......................         14,000
                                                             ------------       ------------
Balance at end of year ...................................     (7,904,000)       (1,225,000)

Deficit arising from restructuring transactions
Balance at beginning and end of year .....................    (14,108,000)      (14,108,000)         (14,108,000)

Redeemable stock reclassified
Balance at beginning of year .............................     (2,955,000)
Increase in stock subject to mandatory redemption
  (1997--39,000  shares of junior  preferred stock
  and 195,023 shares of common
  stock; 1996--80,436 shares of junior  preferred
  stock and 194,856 shares of common stock) ..............    (11,639,000)       (4,180,000)
Redeemable stock purchased for treasury
 (1997--119,436 shares of junior preferred stock
 and 191,608 shares of common stock;
 1996--82,150 shares of common stock) ....................      6,768,000         1,225,000
                                                             ------------       -----------
Balance at end of year ...................................     (7,826,000)       (2,955,000)
StockholdersO equity (deficit) at end of year ............   $ (3,695,000)      $   536,000          $  (399,000)
                                                             ============       ===========          ===========

( ) Denotes deduction.
See accompanying notes to consolidated financial statements.

                    Harrow Industries, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                    Fiscal year ended
                                                ==========================================================
                                                 November 30, 1997   December 1, 1996   December 3, 1995
                                                ===================  ================== ==================
Net sales                                       $160,906,000         $148,327,000       $131,730,000
Cost of products sold                            102,139,000           96,190,000         85,681,000
                                                ============         ============       ============
Gross margin                                      58,767,000           52,137,000         46,049,000

   Selling, administrative and
   general expenses                               41,048,000           36,995,000         35,060,000
                                                ============         ============       ============
Operating income                                  17,719,000           15,142,000         10,989,000

Other expenses (income):
   Interest expense                                5,561,000            6,398,000          6,617,000
   Interest income                                  (158,000)             (31,000)           (20,000)
   Other                                             114,000              (70,000)          (203,000)
                                                ============         ============       ============
                                                   5,517,000            6,297,000          6,394,000
                                                ============         ============       ============
Earnings before income taxes                      12,202,000            8,845,000          4,595,000

Income taxes                                       4,800,000            3,530,000          1,192,000
                                                ============         ============       ============
Net earnings                                    $  7,402,000       $    5,315,000     $    3,403,000
                                                ============         ============       ============

   Earnings attributable to common stock        $  7,296,000       $    5,115,000     $    3,203,000
                                                ============         ============       ============

Net earnings per share                                 $8.17                $4.76              $2.91
                                                ============         ============       ============

See accompanying notes to consolidated financial statements.

                    Harrow Industries, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                              Fiscal year ended
                                                          =========================================================

                                                          November 30, 1997    December 1, 1996   December 3, 1995
                                                          ==================  ================== ==================
Operating activities
Net earnings                                              $  7,402,000        $ 5,315,000        $ 3,403,000
   Adjustments necessary to reconcile net
   earnings to net cash provided by
   operating activities:
     Depreciation and amortization                           4,104,000          4,224,000          3,437,000
     Pension income                                           (656,000)          (720,000)          (590,000)
     Deferred income taxes (credit)                             35,000           (520,000)          (799,000)
     Other                                                     (16,000)           (58,000)          (278,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                  (2,948,000)        (2,632,000)          (974,000)
       Inventories                                          (1,898,000)        (1,138,000)          (995,000)
       Other current assets                                   (396,000)           200,000           (290,000)
       Accounts payable and accrued expenses                 3,324,000          1,011,000          3,452,000
Net cash provided by operating activities                    8,951,000          5,682,000          6,366,000

Investing activities
Additions to property, plant and equipment                  (5,217,000)        (3,059,000)        (3,612,000)
Purchase of business, less cash acquired                    (3,863,000)                           (9,556,000)
Sale of business                                                                                   5,351,000
Other                                                           (7,000)           184,000             53,000
                                                            ==========        ============       ===========
Net cash used in investing activities                       (9,087,000)        (2,875,000)        (7,764,000)

Financing activities
Proceeds from long-term borrowings                          11,580,000         26,102,000         12,442,000
Payments of long-term debt                                  (7,433,000)       (25,072,000)       (11,087,000)
Cash dividends on preferred stock                             (140,000)          (200,000)          (200,000)
   Redeemable stock purchased, net of treasury
   stock issued                                             (6,622,000)        (1,225,000)
                                                            ==========        ============       ============
Net cash provided by (used in) financing activities         (2,615,000)          (395,000)         1,155,000
Increase (decrease) in cash and cash equivalents            (2,751,000)         2,412,000           (243,000)

Cash and cash equivalents at beginning of year               3,088,000            676,000            919,000
Cash and cash equivalents at end of year                  $    337,000       $  3,088,000       $    676,000
                                                            ==========        ===========        ===========
Other cash flow information
   Interest payments                                      $  5,397,000        $  6,324,000       $ 6,320,000
   Income tax payments                                       4,469,000           3,906,000         1,798,000

( ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated financial statements.

                    Harrow Industries, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

            November 30, 1997, December 1, 1996 and December 3, 1995


Note A-Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harrow Industries, Inc. ("the Company") and its wholly owned subsidiaries. Upon consolidation, all intercompany accounts, transactions and profits are eliminated.

Fiscal Year

The Company's fiscal year is the 52- or 53-week period ending on the Sunday nearest the end of November. Fiscal 1997 and 1996 included 52 weeks; fiscal 1995 included 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and amounts due from banks that mature within 90 days of purchase.

Inventories

The majority of inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The remainder of inventories are valued using the lower of first-in, first-out (FIFO) cost or market.

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

Earnings Per Share

Earnings per share are computed based on the weighted average number of shares of common stock outstanding (1997--892,685 shares; 1996--1,074,046 shares;
1995--1,100,000 shares). Net earnings are reduced in the computation by preferred stock dividend requirements.

                    Harrow Industries, Inc. and Subsidiaries

Note A--Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share are computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS No. 128 will be effective for the Company for the first quarter of 1998 and requires restatement of prior periods. The Company does not expect the new standard to have a material effect on earnings per share amounts reported.

Industry Segments

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 significantly changes the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas of operation and major customers. SFAS No. 131 will be effective for the Company in fiscal 1999 and for subsequent interim periods. Management has not yet evaluated the effect of the new rules on its reported segment disclosures.

Financial Instruments and Risk Management

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at November 30, 1997. Fair value was determined using discounted cash flow analyses and current interest rates for similar instruments. The Company does not hold or issue financial instruments for trading purposes.

The Company does not generally require collateral or other security on trade accounts receivable.

                    Harrow Industries, Inc. and Subsidiaries

Note A--Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts reported in 1996 and 1995 have been reclassified to conform with the presentation used in 1997.

Note B-Inventories

Inventories of $12,787,000 at November 30, 1997 and $10,953,000 at December 1, 1996 are stated at cost, determined by the LIFO method. If the FIFO method had been used, the amounts would have been $3,113,000 and $3,004,000 higher than reported at November 30, 1997 and December 1, 1996, respectively.

Note C-Intangible Assets

Intangible assets consist of the following at November 30, 1997 and December 1, 1996:

                                                                                   Accumulated
                                                 Cost                             Amortization
                                  ===================================  ===================================
                                        1997              1996               1997              1996
                                  ===================================  ===================================
   Goodwill                       $11,784,000      $11,784,000         $2,457,000       $1,966,000
   Patents                          2,106,000        2,106,000            689,000          492,000
   Deferred loan issue costs        3,064,000        3,064,000          2,408,000        2,301,000
   Other                            2,570,000        2,570,000          2,249,000        2,152,000
                                  ===================================  ===================================
                                  $19,524,000      $19,524,000         $7,803,000       $6,911,000
                                  ===================================  ===================================

Note D-Long-term Debt

Long-term debt consists of the following obligations:

                                                                     November 30, 1997   December 1, 1996
                                                                     ================== ==================
   Senior subordinated debentures, less unaccreted discount          $25,961,000        $25,951,000
   Revolving credit obligation                                        25,578,000         21,437,000
                                                                     $51,539,000        $47,388,000
                                                                     ================== ==================

                    Harrow Industries, Inc. and Subsidiaries

Note D-Long-term Debt (continued)

The senior subordinated debentures in the face amount of $25,984,000 bear interest at 12.375%, mature on April 15, 2002 and may be redeemed at the option of the Company, in whole or in part, at any time at par plus accrued interest to the date of redemption. The debentures require annual sinking fund payments of $6,500,000. Sinking fund payments may be deferred to the extent that debentures purchased on the open market are tendered for cancellation. As a result of prior year repurchases of debentures, no principal maturities are due until 2001, when a net amount of $6,484,000 is due. The indenture governing the debentures restricts, among other things, the incurrence of additional senior indebtedness by both the Company and its subsidiaries, the sale of substantially all assets to another corporation, the payment of dividends on common stock and the redemption of capital stock until such time as consolidated stockholders' equity exceeds $1,000,000.

The revolving credit agreement allows for borrowings of up to $37,000,000 under a formula that includes an amount based on qualified accounts receivable and inventories, plus a term loan amount initially established at $15,000,000 on July 31, 1996 and reducing thereafter at a rate of $146,000 monthly. Amounts available are also subject to various reserve requirements, as established by the lender. As of November 30, 1997, the available unused credit under the agreement approximated $9,000,000. Borrowings under the agreement are collateralized by accounts receivable, inventories, general intangible assets and certain real estate, are due on July 31, 2001, and bear interest principally at LIBOR (5.75% at November 30, 1997) plus a variable amount (1.25% at November 30, 1997) based upon the Company's ratio of debt to earnings. The Company is required to pay an annual fee equal to 0.375% of the total unused credit under the agreement. The agreement also provides for a standby credit facility of $8,000,000 to finance possible future acquisitions or other specified transactions. Subsequent to November 30, 1997, the Company utilized $5,000,000 of this standby facility to acquire certain shares of its common stock. The Company is required to pay an annual fee equal to 0.25% of the unused credit available under this portion of the agreement. At the expiration date, the Company and the lender may agree to extend the agreement for successive one-year terms. The terms of the credit agreement require the Company, amon other things, to maintain certain financial ratios and minimum levels of working capital, cash flow and net worth. The agreement also restricts the Company's ability to merge or consolidate, issue additional debt or purchase its common stock. In addition, the agreement restricts leases, acquisitions, dispositions and capital expenditures.

                    Harrow Industries, Inc. and Subsidiaries

Note E-Leases

Certain office, warehouse and showroom space, machinery, motor vehicles and data processing equipment are leased under various operating lease agreements which expire at various dates through 2008. The Company is required to pay real estate taxes and other occupancy costs under the facility leases.

Future  minimum  rental  payments due under  noncancelable  operating  leases at
November   30,   1997   are  as   follows:   1998-$1,507,000;   1999-$1,199,000;
2000-$943,000; 2001--$662,000; thereafter-$2,457,000.

Rent expense was $2,069,000 in 1997,  $2,270,000 in 1996 and $2,126,000 in 1995.
Contingent rentals were not significant in any of these years.

Note F-Retirement Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all of its employees. The plan provides benefits that are based on the employee's years of service and final average earnings (as defined). The Company intends to annually contribute amounts deemed necessary, if any, to maintain the plan on a sound actuarial basis.

                    Harrow Industries, Inc. and Subsidiaries

Note F-Retirement Plans (continued)

The following summarizes the status of the CompanyOs pension assets and related obligations:

                                                                     November 30, 1997   December 1, 1996
                                                                     ================== ==================
Pension assets at fair value                                         $44,167,000        $39,555,000
Actuarial present value of accumulated plan benefits:
     Vested                                                           25,020,000         24,126,000
     Nonvested                                                           510,000            641,000
                                                                     ===========        ===========
                                                                      25,530,000         24,767,000
   Effect of estimated future increases in compensation                5,876,000          5,120,000
                                                                     ===========        ===========
   Projected benefit obligation on service rendered to date           31,406,000         29,887,000
                                                                     ===========        ===========
   Net pension assets                                                $12,761,000        $ 9,668,000
                                                                     ===========        ===========
   Components of net pension assets:
     Prepaid pension costs recognized in other assets                $ 8,251,000       $  7,595,000
     Unrecognized amounts, net of amortization:
       Transition assets                                               1,114,000          1,458,000
       Prior service costs                                               (63,000)           (68,000)
       Net actuarial gains                                             3,459,000            683,000
                                                                     ===========        ===========
                                                                     $12,761,000        $ 9,668,000
                                                                     ===========        ===========

The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at November 30, 1997 and December 1, 1996. The assumed rate of increase in future compensation used in the computations was 4% for both 1997 and 1996.

At November 30, 1997, plan assets were invested in equity securities (58%), fixed income funds (33%), real estate investments (8%) and cash and cash equivalents (1%). The expected long-term return on pension assets was 9.5% for 1995 through 1997.

                    Harrow Industries, Inc. and Subsidiaries

Note F--Retirement Plans (continued)

The following is a summary of net pension income recognized by the Company:

                                                             1997             1996              1995
                                                      =====================================================
   Service cost pertaining to benefits
    earned during the year                            $1,142,000        $1,057,000       $   840,000
   Interest cost on projected benefit obligation       2,113,000         1,949,000         1,832,000
   Actual net investment income                       (6,215,000)       (5,626,000)       (6,704,000)
   Net amortization and deferral                       2,304,000         1,900,000         3,442,000
                                                      =====================================================
   Net pension income                                 $ (656,000)      $  (720,000)     $  (590,000)
                                                      =====================================================

The Company established a Section 401(k) plan in 1996 for substantially all of its employees. Employees may make voluntary contributions to the plan up to certain limits. The Company does not currently match employee contributions.

Note G-Junior Preferred Stock

The junior preferred stock is nonvoting and may be redeemed at the option of the Company for $10 per share provided that, so long as any senior subordinated debentures are outstanding, such redemption may only be made with the proceeds received by the Company from the issuance of equity securities of the Company, from indebtedness that is junior in right of payment to the senior subordinated debentures or if, after giving effect to such redemptions, consolidated stockholders' equity exceeds $1,000,000. Annual noncumulative dividends on the junior preferred stock are $0.50 per share.

Note H--Stock Repurchase and Option Agreements

Robert Fleming & Co. Limited ("Flemings") acquired a total of 119,436 shares of the Company's junior preferred stock and 389,879 shares of its common stock in three separate transactions during 1997 and 1996, and simultaneously entered into agreements with the Company whereby Flemings received options to sell such shares to the Company ("put options") and the Company received options to acquire such shares from Flemings ("call options") under certain conditions. A director of the Company is also a director of Flemings.

                    Harrow Industries, Inc. and Subsidiaries

Note H--Stock Repurchase and Option Agreements (continued)

During 1997 and 1996, the Company acquired all of the junior preferred shares and a total of 273,758 shares of common stock subject to put and call options agreements. The remaining 116,121 shares of common stock subject to option arrangements are classified as redeemable stock in the accompanying consolidated balance sheet at November 30, 1997. The shares were acquired by the Company on December 31, 1997 for cash of $7,826,000, including related transaction expenses. Funds used to acquire these shares were provided from the Company's revolving credit facility.

The Company granted options in 1996 to a key employee to purchase an aggregate of 20,000 shares of common stock, 4,000 shares of which were immediately vested and exercisable and 16,000 shares of which vest and become exercisable ratably from 1997 through 2000 at 4,000 shares per year. The exercise price of the options approximates the market price of the underlying shares at the date of grant and, therefore, no compensation expense has been recognized. Options for 5,000 shares were exercised in 1997.

Note I-Income Taxes

The provisions for income taxes consist of the following:

                                        1997             1996              1995
                                 =====================================================
   Currently payable:
     Federal                         $4,165,000        $3,600,000       $1,690,000
     State                              600,000           450,000          240,000
     Canadian                                                               61,000
                                 =====================================================
                                      4,765,000         4,050,000        1,991,000
   Deferred (credit):
     Federal                             35,000          (460,000)        (748,000)
     State                                                (60,000)           6,000
     Canadian                                                              (57,000)
                                 =====================================================
                                         35,000          (520,000)        (799,000)
                                     $4,800,000        $3,530,000       $1,192,000
                                 =====================================================

                    Harrow Industries, Inc. and Subsidiaries

Note I-Income Taxes (continued)

A reconciliation of the Company's total income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to earnings before income taxes is as follows:

                                                            1997             1996              1995
                                                     ================================================
Income taxes at statutory rate                       $4,149,000        $3,007,000       $1,562,000
   State income taxes, net of federal income
   tax reduction                                        396,000           257,000          162,000
   Excess basis in stock of Canadian
   subsidiary sold                                                                        (292,000)
   Foreign tax credits realized                         (60,000)          (60,000)        (104,000)
   Nondeductible goodwill amortization                  167,000           233,000          100,000
   Elimination of excess taxes provided in
   prior years                                                                            (205,000)
   Other                                                148,000            93,000          (31,000)
                                                     $4,800,000        $3,530,000       $1,192,000
                                                     ================================================

                    Harrow Industries, Inc. and Subsidiaries

Note I-Income Taxes (continued)

Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                                        November 30,       December 1,
                                                                            1997               1996
                                                                     ================== ==================
   Deferred income tax liabilities:
     Excess tax depreciation                                         $2,269,000         $2,321,000
     Prepaid pension costs                                            3,077,000          2,833,000
     Patents                                                            469,000            534,000
     Other                                                               11,000              7,000
                                                                     ==========        ===========
   Total deferred income tax liabilities                              5,826,000          5,695,000

   Deferred income tax assets:
     Accounts receivable and inventory
     valuation allowances                                               977,000            739,000
     Accrued liabilities                                              1,346,000          1,437,000
     Deferred compensation accruals                                     206,000            228,000
     Foreign tax credit carryforwards                                    49,000            652,000
     Other                                                               32,000             61,000
   Total deferred income tax assets                                   2,610,000          3,117,000

   Valuation allowance for deferred income tax assets                   (49,000)          (652,000)
   Net deferred income tax assets                                     2,561,000          2,465,000
   Net deferred income tax liabilities                               $3,265,000         $3,230,000
                                                                     ==========        ===========

At November 30, 1997, the Company has foreign tax credit carryforwards of $49,000 that are available to reduce U.S. income taxes on certain foreign source income through 2000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred income tax asset related to this carryforward due to the uncertainty of the Company's ability to realize these benefits in the future.

                    Harrow Industries, Inc. and Subsidiaries

Note J-Contingencies

The Company is involved in proceedings with respect to environmental matters, including sites where the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not hav a material adverse effect on the financial condition or competitive position of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial position of the Company.

Note K-Purchase of Business

On February 28, 1997, the Company purchased substantially all of the assets of Broadway Industries, Inc. ("Broadway") for cash, including related expenses, of $3,863,000 under a transaction approved by a bankruptcy court on February 14, 1997. Broadway manufactures and markets high quality decorative plumbing fixtures and bath and cabinet hardware. The acquisition, which was accounted for under the purchase method, was financed principally through borrowings under the Company's revolving credit facility. Broadway had net sales of approximately $9,500,000 in 1996. Pro forma consolidated net earnings for 1997 and 1996, assuming the acquisition had occurred as of the beginning of fiscal 1996, would not have varied significantly from the amounts reported.

Note L-Subsequent Event

On December 5, 1997, the Company sold substantially all the assets of its Rutt Division ("Rutt") for cash of $12,000,000. The Company also received $700,000 in subordinated notes receivable from certain major Rutt dealers as part of the sale. The sale will result in the recognition of a gain of approximately $4,800,000 in the first quarter of fiscal 1998. Rutt manufactures high quality kitchen, bath and other cabinetry that is sold through an extensive dealer network to the home renovation and new home construction markets. Consolidated net sales included $22,033,000 in 1997, $21,547,000 in 1996 and $18,299,000 in
1995 related to the Rutt business, and operating income of the business was $1,717,000 in 1997, $1,405,000 in 1996 and $1,031,000 in 1995.

                    Harrow Industries, Inc. and Subsidiaries

Note M-Restructuring Transactions

In connection with a series of mutually dependent transactions completed in 1987 to acquire the common stock of Harrow Corporation, a subsidiary of the Company was merged with and into Harrow Corporation. As a result of the merger, the existing stockholders of Harrow Corporation received cash and equity securities that exceeded the book value of their interest in its net assets by $14,108,000. This excess is reflected as a reduction of stockholdersO equity in the consolidated balance sheets. The consolidated financial statements of the Company have been prepared on a historical cost basis.

Note N-Quarterly Results of Operations (unaudited)

The following is a tabulation of the quarterly results of operations:

                                             First Quarter      Second Quarter     Third Quarter     Fourth Quarter
                                             -------------      --------------     -------------     --------------
   Year ended November 30, 1997:
     Net sales                               $38,070,000        $41,206,000        $39,072,000       $42,558,000
     Gross margin                             13,496,000         14,991,000         14,047,000        16,233,000
     Net earnings                              1,279,000          1,728,000          1,376,000         3,019,000
     Net earnings per share                         1.34               1.87               1.54              3.56


   Year ended December 1, 1996:
     Net sales                               $37,390,000        $38,356,000        $36,095,000       $36,486,000
     Gross margin                             12,537,000         13,245,000         13,187,000        13,168,000
     Net earnings                                759,000          1,792,000          1,370,000         1,394,000
     Net earnings per share                         0.64               1.59               1.22              1.32

Quarterly net earnings per share for fiscal 1997 and 1996 do not equal the annual amount due to changes in average common stock outstanding. Net sales and gross margins for fiscal 1996 and the first three quarters of fiscal 1997 have been restated from that previously reported in Form 10-Q to reflect the reclassification of volume rebates and outbound freight as deductions from net sales rather than as elements of selling, administrative and general expenses. Net earnings are unchanged from amounts previously reported.

                    Harrow Industries, Inc. and Subsidiaries

Note O-Industry Segments

The Company operates in three industry segments that are described below:

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

                    Harrow Industries, Inc. and Subsidiaries

Note O-Industry Segments (continued)

The following is a summary of sales and operating income by industry segment:

                                                            1997             1996              1995
                                                     =====================================================
   Sales to unaffiliated customers:
     Security products                               $  30,137,000     $  23,165,000    $  20,247,000
     Hardware and tools                                 85,330,000        80,782,000       72,040,000
   Other building products                              45,439,000        44,380,000       39,443,000
                                                      $160,906,000      $148,327,000     $131,730,000
                                                     =====================================================

   Operating income:
     Security products                               $   5,315,000    $    3,742,000   $    4,192,000
     Hardware and tools                                  9,871,000         9,475,000        8,169,000
   Other building products                               6,787,000         6,277,000        5,115,000
                                                        21,973,000        19,494,000       17,476,000

Corporate:
     Interest expense                                   (5,561,000)       (6,398,000)      (6,617,000)
     Interest income                                       158,000            31,000           20,000
     Nonoperating income (expense)                        (114,000)           70,000          203,000
     General expenses                                   (4,254,000)       (4,352,000)      (6,487,000)
   Earnings before income taxes                         12,202,000         8,845,000        4,595,000

   Income taxes                                          4,800,000         3,530,000        1,192,000
   Net earnings                                      $   7,402,000    $    5,315,000   $    3,403,000
                                                     =====================================================

                    Harrow Industries, Inc. and Subsidiaries

Note O-Industry Segments (continued)

Other industry segment information is as follows:

                                                            1997             1996              1995
                                                     =====================================================
   Identifiable assets:
     Security products                               $17,826,000       $14,721,000      $13,988,000
     Hardware and tools                               36,146,000        30,496,000       30,338,000
     Other building products                          16,736,000        15,270,000       13,535,000
     Corporate                                        12,240,000        14,233,000       11,128,000
                                                     $82,948,000       $74,720,000      $68,989,000
                                                     =====================================================
   Depreciation and amortization:
     Security products                               $ 1,102,000      $  1,173,000     $    716,000
     Hardware and tools                                1,837,000         1,829,000        1,716,000
     Other building products                             966,000           855,000          688,000
     Corporate                                           199,000           367,000          317,000
                                                     $ 4,104,000      $  4,224,000     $  3,437,000
                                                     =====================================================
   Capital additions:
     Security products                               $ 1,257,000     $     644,000    $     505,000
     Hardware and tools                                2,213,000         1,481,000        1,879,000
     Other building products                           1,706,000           925,000        1,120,000
     Corporate                                            41,000             9,000          108,000
                                                     $ 5,217,000      $  3,059,000     $  3,612,000
                                                     =====================================================

Corporate assets include cash and cash equivalents, deferred income taxes, prepaid pension costs, deferred loan issue expenses and other general corporate assets.

Intersegment sales and export sales were not significant for the fiscal years presented. Sales to one major home center approximated 10% of consolidated net sales. No other single customer accounts for more than 10% of the consolidated net sales.

                    Harrow Industries, Inc. and Subsidiaries

                  Schedule II-Valuation and Qualifying Accounts


            Column A                    Column B                         Column C                     Column D           Column E
================================  =====================  ========================================    ===========       =============
                                                                        Additions
                                                         ========================================
                                                               (1)                   (2)
                                       Balance at         Charged to Costs    Charged to Other       Deductions-        Balance at
          Description              Beginning of Period     and Expenses       Accounts-Describe      Describe          End of Period
================================   ====================  ==================  ====================    ===========       =============
   Fiscal year ended
     November 30, 1997:
       Allowance for
       doubtful accounts            $1,043,000              $510,000                                 $181,000 (A)        $1,372,000
       Allowance for excess
       and obsolete inventory          753,000               348,000                                                      1,101,000

   Fiscal year ended
     December 1, 1996:
       Allowance for
       doubtful accounts               824,000               247,000                                   28,000 (A)         1,043,000
       Allowance for excess
       and obsolete inventory          660,000                93,000                                                        753,000

   Fiscal year ended
     December 3, 1995:
       Allowance for
       doubtful accounts               674,000               381,000                                  231,000 (A)           824,000
       Allowance for excess
       and obsolete inventory          576,000               253,000                                  169,000 (B)           660,000


A-Accounts charged off, net of recoveries.

B-Excess and obsolete inventory disposed of.

EXHIBIT 10.16

                             HARROW INDUSTRIES, INC.
                            2627 East Beltline, S.E.
                          Grand Rapids, Michigan 49546

                                October 15, 1997

Robert Fleming & Co. Limited
25 Copthall Avenue
London EC2R 7DR
ENGLAND

Gentlemen:

     Reference is made to that certain Outline Heads Terms (the "Heads of Terms"), a copy of which is annexed hereto as Exhibit A, executed July 11, 1997, by Harrow Industries, Inc. ("Harrow") relating to the agreement between Robert Fleming & Co. Limited ("Flemings") and Harrow with respect to the purchase by Flemings or its agent, such number of shares of Common Stock, par value $0.01 per share (the "Common Stock"), of Harrow, a Delaware corporation, as proposed in Heads of Terms, structured as a "dutch auction" or other tender offer for Common Stock at a price per share not in excess of $60 per share nor less than $50 per share, for a total purchase price not to exceed US$5,000,000. The shares of Common Stock so purchased by or on behalf of Flemings (as the same may be adjusted, split, combined, reclassified or otherwise changed) are hereinafter referred to as the "Option Shares".

     The manner of exercise of the Options, the number of Tranches and the applicable Option Price (each as defined below) per Tranche set forth herein have been determined by the parties based on an assumption of a purchase of 83,333 shares of Common Stock at $60 per Share. In the event that Flemings or its agent does not purchase 83,333 shares of Common Stock at a per share price of $60, the parties may agree to amend this Letter Agreement to accurately reflect such change.

     We have agreed that upon the terms and conditions set forth in this Letter Agreement, Harrow shall have the option to purchase from Flemings, and Flemings shall have the option to sell to Harrow, all of the Option Shares in the tranches set forth below (each, a "Tranche") at the applicable Option Price (as defined below) per Tranche. Our agreement is as follows:

     1. Option of Harrow to Purchase Option Shares. Subject to the terms and conditions of this Letter Agreement, if a Call Event (as hereinafter defined) shall occur Harrow shall have the option (the "Call Option") to purchase from Flemings (and, upon the exercise of

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 2


such option, Flemings shall sell to Harrow) all of the Option Shares comprising one or more Tranche at the applicable Option Price (as hereinafter defined). The Call Option shall be exercisable at any time after the occurrence of a Call Event (the "Option Exercise Period"), but shall not be exercisable later than 5:00 p.m., London Time, on December 31, 2001.

     2. Option of Flemings to Sell Option Shares. Subject to the terms and conditions of this Letter Agreement, if a Call Event occurs, Flemings shall have the option (the "Put Option") to sell to Harrow (and, upon the exercise of such option, Harrow shall purchase from Flemings) all of the Option Shares comprising one or more Tranche at the applicable Option Price. The Put Option shall be exercisable for the Option Exercise Period, but shall not be exercisable later than 5:00 p.m., London time, on December 31, 2001.

     3. Manner of Exercise of Options.

          (a) The Call Option and the Put Option (referred to hereinafter collectively as the "Option" or "Options") with respect to any Tranche shall be exercisable by giving to the other party, at the address and in the manner contemplated by Section 11(i) hereof, written notice of the exercise thereof. Such notice shall specify (i) the Tranche with respect to which the Call Option or the Put Option, as the case may be, is being exercised and (ii) a date (not earlier than ten (10) calendar days nor later than thirty (30) calendar days from the date of such notice) for the closing (the "Closing") of the purchase and sale of the Option Shares comprising such Tranche pursuant to the exercise of such option. Each Closing shall take place in London unless the parties otherwise agree. Upon the mailing or facsimile transmission of notice duly exercising the Call Option or the Put Option, as the case may be, such option shall be deemed to have been exercised by the party giving such notice, irrespective of the actual date of Closing. In the event that both the Call Option and the Put Option with respect to a particular Tranche are exercised and the respective notices of exercise shall specify different dates and/or places for the Closing, then the notice bearing the earlier postmark or other time identification mark shall control unless otherwise specifically agreed to by the parties.

          (b) Assuming the maximum number of shares of Common Stock are purchased by or on behalf of Flemings, the Call Option and the Put Option shall each be exercisable in Tranches, as set forth below. In the event fewer shares of Common Stock are purchased, the number of Tranches and shares in each Tranche shall be adjusted such that the Tranches contain an equal number of shares (to the extent possible) and the Tranche Purchase Price (as hereinafter defined) is approximately $1,000,000.

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 3

Identification of Tranche          Comprised Of:
Tranche A                          16,667 shares of Common Stock

Tranche B                          16,667 shares of Common Stock

Tranche C                          16,667 shares of Common Stock

Tranche D                          16,666 shares of Common Stock

Tranche E                          16,666 shares of Common Stock

          (c) The Call Option and the Put Option, as the case may be, may be exercised, if at all, with respect to a single Tranche or multiple Tranches, but in no event no later than 5:00 p.m., London time, on December 31, 2001.

          (d) At the Closing, in consideration of the sale, assignment, transfer and delivery of the Option Shares comprising the Tranche with respect to which the Call Option or Put Option, as the case may be, was exercised and against delivery to Harrow of certificates representing such Option Shares,
     (i) Harrow shall deliver to Flemings an amount in cash or by electronic transfer of immediately available funds (or such other means of payment as the parties may agree in writing) equal to the Option Price, and (ii) Flemings shall deliver to Harrow certificates representing the Option Shares comprising the Tranche with respect to which the Option was exercised, duly endorsed for transfer or accompanied by duly executed stock powers.

     4. Definitions.

     Option Price. As used herein, the term "Option Price" per Tranche shall mean the applicable price set forth in the table below. The Option Prices shown assume a Tranche purchase price by Flemings (the "Tranche Purchase Price") of $1,000,000; any variation in the Tranche Purchase Price shall result in a pro-rata change in the Option Prices and the Call Event threshold amounts, set forth below; provided that in no event shall the Call Event threshold amounts be less than $1,000,000 plus the applicable Tranche Purchase Price.

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 4

If Put Option or Call Option is            The Applicable Option Price for
exercised on or prior to:                  Tranches A, B, C, D or E shall be.
December 31, 1997                          $1,080,000

June 30, 1998                              $1,150,000

December 31, 1998                          $1,230,000

December 31, 1999                          $1,400,000

December 31, 2000                          $1,575,000

December 31, 2001                          $1,750,000

          (a) Call Event. As used herein, a "Call Event" shall be deemed to occur if the Consolidated Net Worth of Harrow (as reflected in the consolidated financial statements of Harrow as at the end of any month, which financial statements shall be prepared to the satisfaction of Flemings) as at the end of any month shall exceed (i) for all periods on or prior to December 31, 1997, $2,080,000, (ii) for all periods on or prior to June 30, 1998, $2,150,000, (iii) for all periods on or prior to December 31, 1998, $2,230,000, (iv) for all periods on or prior to December 31, 1999, $2,400,000, (v) for all periods on or prior to December 31, 2000,$2,575,000, or (vi) for all periods on or prior to December 31, 2001, $2,750,000. The date of the Call Event shall be deemed to be the date of the end of the month for which the consolidated financial statements referred to in this paragraph 4(b) are prepared. For the avoidance of doubt, there may be more than one Call Event.

     5. Fleming's Representations and Warranties.

     Flemings represents and warrants to Harrow as follows:

          (a) Flemings has the full power and authority to execute, deliver and carry out the terms and provisions of this Letter Agreement and to consummate the transactions contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Letter Agreement;

          (b) Flemings is duly organized, validly existing and in good standing as a corporation under the laws of England;

          (c) This Letter Agreement has been duly and validly authorized, executed and delivered by Flemings and constitutes a valid and binding obligation of Flemings, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency, or other laws affecting the enforcement of creditors' rights generally;

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 5


          (d) At the time that the Put Option or the Call Option with respect to a particular Tranche is exercised, and at the Closing with respect thereto,
     (i) Flemings shall have taken no action that would have caused the creation of any liens, claims, options, proxies, voting, agreements, charges or encumbrances of whatever nature against or with respect to the Option Shares comprising such Tranche, and (ii) Flemings shall not (except as set forth herein) have disposed of any interest in the Option Shares;

          (e) The execution of this Letter Agreement by Flemings does not, and the performance by Flemings of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Flemings is a party or by which Flemings is bound or any judgment, decree or order applicable to Flemings, nor is Flemings required to obtain the approval of any third party or organization to enter into and perform this Letter Agreement, except to the extent such violation, conflict or default would not have a material adverse effect on Flemings' ability to consummate the transactions contemplated by this Letter Agreement in accordance with applicable law; and

          (f) Neither the execution and delivery of this Letter Agreement nor the performance by Flemings of its obligations hereunder will violate any provisions of English law applicable to Flemings or require any consent or approval of, or filing with or notice to any public body or authority under any provision of English law applicable to Flemings, except to the extent such violation or failure to obtain any consent or approval would not have a material adverse effect on Flemings' ability to consummate the transactions contemplated by this Letter Agreement in accordance with applicable law.

     6. Harrow's Representations and Warranties.

     Harrow represents and warrants to Flemings as follows:

          (a) Harrow is a corporation duly organized, validly existing and in good standing under the laws of Delaware. Harrow has the full power and authority to execute, deliver and carry out the terms and provisions of this Letter Agreement and consummate the transaction contemplated hereby, and has taken all necessary action to authorize the execution, delivery, and performance of this Letter Agreement;

          (b) This Letter Agreement has been duly and validly authorized, executed and delivered by Harrow and constitutes a valid and binding agreement of Harrow, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization insolvency or other laws affecting the enforcement of creditors' rights generally;

          (c) The execution of this Letter Agreement by Harrow does not, and the performance by Harrow of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Harrow is a party or by which Harrow is bound or any judgment, decree or order applicable to Harrow, nor is Harrow required to obtain the

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 6



     approval of any person or organization to enter into and perform this Letter Agreement other than those which shall have been obtained at the time this Letter Agreement is performed;

          (d) The Option Shares are duly authorized, validly issued, fully paid and nonassessable; and

          (e) Neither the execution and delivery of this Letter Agreement, nor the performance by Harrow of its obligations hereunder will violate any provision of law applicable to Harrow (including, without limitation, applicable securities law and regulations) or require any consent or approval of, or filing with or notice to any public body or authority under any provision of law applicable to Harrow (except for such periodic reporting requirements as may be applicable to Harrow under the United States Securities Exchange Act of 1934 (the "Exchange Act") or the rules and regulations promulgated thereunder).

          (f) None of the information prepared or to be prepared by Harrow and furnished to Flemings or its agent in connection with the tender offer with respect to the Common Stock or disclosed or required to be disclosed, pursuant to the Exchange Act or otherwise, by Harrow contains or will contain any untrue statement of material fact or omits or will omit any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     7. Certain Covenants.

          (a) In connection with entering into this Letter Agreement, Harrow is establishing an account in its name to be maintained at Flemings in accordance with its customary practices concerning the maintenance of cash accounts of customers and bearing interest at an annual rate of five percent (5%), compounded quarterly, and Harrow is depositing into such account an amount equal to the aggregate of all the Tranche Purchase Prices paid by Flemings, representing an equal amount in respect of each Tranche. The amount so deposited in respect of a particular Tranche may be withdrawn by Harrow if an Option in respect of that Tranche is exercised or, at Harrow's option, may be applied towards the Option Price related to such Tranche as is then exercised. Harrow agrees that if at any time Harrow fails to pay any sums due to Flemings, Flemings may set off or transfer any sum standing to the credit of any account Harrow may have with Flemings, or any other sums that Flemings is holding on Harrow's behalf, in or towards satisfaction of Harrow's monies, obligations and liabilities to Flemings under any document or agreement whatsoever. Where such set-off or transfer requires the conversion of one currency into another, such conversion shall be calculated at Flemings' then prevailing spot rate of exchange for purchasing the currency considered.

          (b) Until such time as all of the Options in respect of all the Tranches granted herein shall have been exercised or shall have expired or otherwise lapsed, Harrow agrees to furnish Flemings with its consolidated financial statements as at the end of each month (which need not be audited), which financial statements shall be furnished within 30 days of the end of the month to which they relate, together with appropriate certification executed by a duly

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 7


     authorized officer of Harrow attesting to the Consolidated Net Worth of Harrow as at the end of each such month. The agreement to furnish such financial statements may be satisfied by the delivery to Flemings of copies of such filings, if any, as Harrow makes with the United States Securities and Exchange Commission.

          (c) At or prior to the commencement of the tender offer with respect to the Common Stock, Harrow will furnish Flemings the legal opinion of Curtis, Mallet-Prevost, Colt & Mosle, counsel to Harrow, with respect to those matter set forth in Section 6 of this Letter Agreement.

          (d) Harrow will provide Flemings with full disclosure of all relevant information.

     8. Indemnification. Harrow agrees that it will indemnify and hold harmless, Flemings, its stockholders, employees, agents, affiliates and each person, if any, that controls Flemings and its affiliates within the meaning of Section 20 of the Exchange Act and Section 15 of the Securities Act of 1933 (the "Act"), each as amended (any and all of whom are referred to as an "Indemnified Party"), from and against any and all losses, claims, damages or liabilities, and all actions in respect thereof (including, but not limited to, all legal or other expenses reasonably incurred by an Indemnified Party in connection with the preparation for or defense of any claim, action or proceeding, whether or not resulting in any liability), sustained or incurred by an Indemnified Party: (i) arising, out of, or in connection with, any untrue statement or alleged untrue statement of a material fact contained in any of the financial or other information furnished to Flemings or its agent by Harrow in connection with the Transactions including, without limitation, the Offer to Purchase, or the omission (or alleged omission) therefrom of a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; or (ii) with respect to, caused by, or otherwise arising out of any transaction contemplated by this Letter Agreement (including, without limitation, the proposed offer to purchase) or Flemings performing the services contemplated hereunder; provided, however, Harrow will not be liable under clause (ii) hereof to the extent that any loss, claim, damage or liability is found in a final judgment by a court of competent jurisdiction to have resulted from Flemings' gross negligence or bad faith in performing such services or for any losses or damages not related to the proposed transactions.

     If the indemnification provided in this Section 8 is unavailable to an Indemnified Party (including, for purposes of the remainder of this Section 8 Harrow and its stockholders, employees, agents and any person who controls Harrow within the meaning of Section 20 of the Exchange Act or Section 15 of the
Act) under the preceding paragraph in respect of any losses, claims, damages or liabilities referred to therein, such other party, in lieu of indemnifying such Indemnified Party, shall contribute to any amounts paid or payable by such Indemnified Party in such proportion as is appropriate and equitable under all of the circumstances.

     The foregoing indemnification and contribution provisions of this Section 8 are not in lieu of, but in addition to, any rights which any Indemnified Party may have hereunder or otherwise.

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 8



     Each party hereto agrees to notify the other promptly of the assertion against it or any other person of any claim or the commencement of any action or proceeding relating to any activity contemplated by this Letter Agreement; provided, however, that the failure to so notify the other party shall not alter either party's rights or obligations under this Letter Agreement except to the extent such other party is actually prejudiced by such failure.

     9. Specific Performance. Harrow and Flemings acknowledge and agree that in the event of any breach of this Letter Agreement, the non breaching party would be irreparably harmed and could not be made whole by monetary damages. It is accordingly agreed that Harrow and Flemings, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and/or to compel specific performance of this Letter Agreement in any action, which action may take place in a state court of New York, as provided in
Section 11(h) hereof.

     10. Expenses. Upon the completion of the purchase of the Common Stock by Flemings or its agent, Harrow will pay Flemings for its own account an arrangement fee of $125,000. In addition, Harrow will reimburse Flemings for all of Flemings's out-of-pocket expenses (including attorneys fees and expenses) incurred in connection with the transactions contemplated hereby.

     11. Miscellaneous.

          (a) This Letter Agreement (including the Heads of Terms) and the Engagement Letter dated October 15, 1997 between Flemings and Harrow, together constitute that entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, whether oral or written, between the parties hereto with respect to the subject matter hereof. This Letter Agreement may not be amended orally, but only by an instrument in writing by each of the parties to this Letter Agreement.

          (b) This Letter Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Letter Agreement and the rights granted hereunder may not be transferred by Harrow without the consent of Flemings, which consent shall not be unreasonably withheld, provided, that (i) Flemings is provided with evidence reasonably satisfactory to it that such a transfer is in full compliance with all applicable laws and regulations (including, without limitation, applicable securities law and regulations), and (ii) arrangements reasonably satisfactory to Flemings shall have been made with respect to the deposit referred to in Section 7(a) hereof. In the event any such transfer occurs, Harrow shall give written notice thereof to Flemings in accordance with the provisions of Section 11(i) hereof within thirty
     (30) days of the effectuation of such transfer. Neither this Letter Agreement or any rights hereunder may be assigned or otherwise transferred by Flemings except to an affiliate thereof.

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                          Page 9


          (c) Notwithstanding the foregoing, nothing in this Letter Agreement shall be deemed to restrict Flemings, at any time after the Put Options and Call Options granted hereunder lapse and become no longer exercisable with respect to all Tranches in accordance with the terms hereof, from selling, assigning, transferring, conveying or otherwise disposing of the Option Shares at any time to any person, provided, that prior notice of any such sale, assignment, transfer, conveyance or other disposition is given to Harrow. In the event of any such sale, assignment, transfer, conveyance or other disposition, unless there is at the relevant time a payment obligation on the part of Harrow in respect of the exercise of the Put Option or any indemnification obligation in respect of this Letter Agreement, the rights and obligations of the parties hereunder shall cease as to the Option Shares that are the subject thereof, and Harrow shall have the right to close the account referred to in Section 7(a) hereof and to withdraw all funds therefrom without penalty.

          (d) Section headings contained in this Letter Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Letter Agreement.

          (e) All representations, warranties and agreements contained herein shall survive the Closing related to any particular Tranche.

          (f) This Letter Agreement may be executed in counterparts, each of which shall, when executed, be an original and all of which shall be deemed to be one and the same instrument.

          (g) This Letter Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to the conflicts of law principles thereof.

          (h) Harrow and Flemings hereby agree that any suit, claim, action or proceeding, relating to or arising under this Letter Agreement may (without prejudice to the ability of either party to commence proceedings in any other jurisdiction) be brought in a state court of New York having competent subject matter jurisdiction over the matters set forth in this Letter Agreement or in a federal court sitting in New York (each a "New York Court"). Each of Harrow and Flemings hereby consents to personal jurisdiction in any such action brought in any such New York Court, consents to service of process upon it in the matter set forth in Section 11(i) hereof, and waives any objection it may have to venue in any such New York Court or to any claim that any such New York Court is an inconvenient forum.

          (i) All notices and other communications under this Letter Agreement shall be in writing and delivery thereof shall be deemed to have been made either (A) if mailed, when received, or (B) if transmitted by hand delivery, telegram, telex, telecopier or facsimile transmission, when transmitted to the party entitled to receive the same, at the addressee indicated below or at such other address as such party shall have specified by written notice to the other parties hereto given in accordance herewith:

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                         Page 10



         (A)      if to Flemings, addressed to:

                  Robert Fleming & Co. Limited
                  25 Copthall Avenue
                  London EC2R 7DR
                  England

                  Attention:        Michael J.C. Watts
                  Facsimile:        (+44) 171 256 5036
                  Telex: 297451

                  with copies to:

                  Baker & McKenzie
                  805 Third Avenue
                  New York, New York 10022

                  Attention:        Richard L. Nevins, Esq.
                  Facsimile:        (+1) 212 891 3819

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

                  Curtis, Mallet-Prevost, Colt & Mosle
                  101 Park Avenue
                  New York, NY 10178

                  Attention:        Eileen P. Matthews, Esq.
                  Facsimile:        (+1) 212 697 1559

          (j) Should any litigation or arbitration be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Letter Agreement or the rights and duties of any person or entity hereunder, the party prevailing in such litigation or arbitration shall be entitled, in addition to such other

                                                    Robert Fleming & Co. Limited
                                                                October 15, 1997
                                                                         Page 11



     relief as may be granted, to reasonable attorneys' and arbitration fees and the costs of litigation or arbitration.

          (k) Any waiver by any party of a breach of any provision of this Letter Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Letter Agreement. The failure of a party to insist upon strict adherence to any term of this Letter Agreement on one or more sections shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Letter Agreement.

          (1) No provision in this Letter Agreement shall constitute any person a third party beneficiary.

          (m) If any term, provision, covenant or restriction of this Letter Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Letter Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided; however, that in the event the provisions of this Letter Agreement dealing with the purchase and sale of the Option Shares is held to be invalid then this entire Letter Agreement shall be invalidated.

     If the foregoing correctly reflects the terms of our agreement, please countersign the enclosed copy of this letter in the space provided below, whereupon this letter shall constitute a binding agreement between us.

                                            Very truly yours,

                                            HARROW INDUSTRIES, INC.



                                            By: /s/ Donald G. Calder
                                                Name:  Donald G. Calder
                                                Title:    Chairman

Accepted and agreed to as of the date first above written:

ROBERT FLEMING & CO.  LIMITED


By:      /s/ J.M. Cole
         Name:  J. M. Cole
         Title:    Director

                             HARROW INDUSTRIES, INC.
                            2627 East Beltline, S.E.
                          Grand Rapids, Michigan 49546



                                                 November 14, 1997

Robert Fleming & Co. Limited
25 Copthall Avenue
London EC2R 7DR
ENGLAND

Gentlemen:

     This letter sets forth the final amended agreement between Robert Fleming & Co. Limited ("Flemings") and Harrow Industries, Inc. ("Harrow") with respect to the purchase by Flemings or its agent, of such number of shares of Common Stock, par value $0.01 per share (the "Common Stock"), of Harrow, a Delaware corporation, as proposed herein, structured as a "dutch auction" or other tender offer for Common Stock at a price per share not in excess of $60 per share nor less than $50 per share, for a total purchase price (the "Purchase Price") not to exceed US$10,000,000. The tender offer, as amended, expired on December 1, 1997 and 116,121 shares of Common Stock were validly tendered and a per share price of $60 per share will be paid therefore by purchaser, for a total Purchase Price of $6,967,260. The parties desire to amend this put/call agreement to reflect the actual number of shares of Common Stock purchased, the number of shares of Common stock in each Tranche (as hereinafter define) and the respective Tranche Purchase Prices. The shares of Common Stock so purchased by or on behalf of Flemings (as the same may be adjusted, split, combined, reclassified or otherwise changed) are hereinafter referred to as the "Option Shares".

     The manner of exercise of the Options, the number of Tranches and the applicable Option Price (each as defined below) per Tranche set forth herein have been determined by the parties based on 116,121 shares of Common Stock at $60 per share.

     We have agreed that upon the terms and conditions set forth in this Letter Agreement, Harrow shall have the option to purchase from Flemings, and Flemings shall have the option to sell to Harrow, all of the Option Shares in the as set forth below (each, a "Tranche") at the applicable Option Price (as defined below) per Tranche. Our agreement is as follows:

     1. Option of Harrow to Purchase Option Shares. Subject to the terms and conditions of this Letter Agreement, if a Call Event (as hereinafter defined) shall occur Harrow shall have the option (the "Call Option") to purchase from Flemings (and, upon the exercise of

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 2


such option, Flemings shall sell to Harrow) all of the Option Shares comprising one or more Tranche at the applicable Option Price (as hereinafter defined). The Call Option shall be exercisable at any time after the occurrence of a Call Event (the "Option Exercise Period"), but shall not be exercisable later than 5:00 p.m., London Time, on December 31, 2005.

     2. Option of Flemings to Sell Option Shares. Subject to the terms and conditions of this Letter Agreement, if a Call Event occurs, Flemings shall have the option (the "Put Option") to sell to Harrow (and, upon the exercise of such option, Harrow shall purchase from Flemings) all of the Option Shares comprising one or more Tranche at the applicable Option Price. The Put Option shall be exercisable for the Option Exercise Period, but shall not be exercisable later than 5:00 p.m., London time, on December 31, 2005.

     3. Manner of Exercise of 0ptions.

          (a) The Call Option and the Put Option (referred to hereinafter collectively as the "Option" or "Options") with respect to any Tranche shall be exercisable by giving to the other party, at the address and in the manner contemplated by Section 11(i) hereof, written notice of the exercise thereof. Such notice shall specify (i) the Tranche with respect to which the Call Option or the Put Option, as the case may be, is being exercised and (ii) a date (not earlier than ten (10) calendar days nor later than thirty (30) calendar days from the date of such notice) for the closing (the "Closing") of the purchase and sale of the Option Shares comprising such Tranche pursuant to the exercise of such option. Each Closing shall take place in London unless the parties otherwise agree. Upon the mailing or facsimile transmission of notice duly exercising the Call Option or the Put Option, as the case may be, such option shall be deemed to have been exercised by the party giving such notice, irrespective of the actual date of Closing. In the event that both the Call Option and the Put Option with respect to a particular Tranche are exercised and the respective notices of exercise shall specify different dates and/or places for the Closing, then the notice bearing the earlier postmark or other time identification mark shall control unless otherwise specifically agreed to by the parties.

          (b) Based upon the actual number of shares of Common Stock purchased, the Call Option and the Put Option shall each be exercisable in Tranches, as set forth below.

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 3

Identification of Tranche               Comprised Of:
Tranche A                               16,589 shares of Common Stock

Tranche B                               16,589 shares of Common Stock

Tranche C                               16,589 shares of Common Stock

Tranche D                               16,589 shares of Common Stock

Tranche E                               16,589 shares of Common Stock

Tranche F                               16,589 shares of Common Stock

Tranche G                               16,587 shares of Common Stock

          (c) The Call Option and the Put Option, as the case may be, may be exercised, if at all, with respect to a single Tranche or multiple Tranches, but in no event no later than 5:00 p.m., London time, on December 31, 2005.

          (d) At the Closing, in consideration of the sale, assignment, transfer and delivery of the Option Shares comprising the Tranche with respect to which the Call Option or Put Option, as the case may be, was exercised and against delivery to Harrow of certificates representing such Option Shares,
     (i) Harrow shall deliver to Flemings an amount in cash or by electronic transfer of immediately available funds (or such other means of payment as the parties may agree in writing) equal to the Option Price, and (ii) Flemings shall deliver to Harrow certificates representing the Option Shares comprising the Tranche with respect to which the Option was exercised, duly endorsed for transfer or accompanied by duly executed stock powers.

     4. Definitions.

     Option Price. As used herein, the term "Option Price" per Tranche (the "Tranche Purchase Price") shall mean the applicable price set forth in the table below.

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 3


If Put Option or Call Option is          The Applicable Option Price for
exercised on or prior to:                Tranches A, B, C, D, E, F and G
                                         shall be.
December 31, 1997                        $1,074,949
June 30, 1998                            $1,144,621
December 31, 1998                        $1,224,247
December 31, 1999                        $1,393,452
December 31, 2000                        $1,567,634
December 31, 2001                        $1,741,815
December 31, 2002                        $1,990,646
December 31, 2003                        $2,239,476
December 31, 2004                        $2,488,307
December 31, 2005                        $2,786,904

          (a) Call Event. As used herein, a "Call Event" shall be deemed to occur if the Consolidated Net Worth of Harrow (as reflected in the consolidated financial statements of Harrow as at the end of any month, which financial statements shall be prepared to the satisfaction of Flemings) as at the end of any month shall exceed (i) for all periods on or prior to December 31, 1997, $2,080,000, (ii) for all periods on or prior to June 30, 1998, $2,150,000, (iii) for all periods on or prior to December 31, 1998, $2,230,000, (iv) for all periods on or prior to December 31, 1999, $2,400,000, (v) for all periods on or prior to December 31, 2000, $2,575,000, (vi) for all periods on or prior to December 31, 2001, $2,750,000, (vii) for all periods on or prior to December 31, 2002, $3,000,000, (viii) for all periods on or prior to December 31, 2003, $3,250,000, (ix) for all periods on or prior to December 31, 2004, $3,500,000, or (x) for all periods on or prior to December 31, 2005, $3,800,000. The date of the Call Event shall be deemed to be the date of the end of the month for which the consolidated financial statements referred to in this paragraph 4(b) are prepared. For the avoidance of doubt, there may be more than one Call Event.

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 5



     5. Flemings' Representations and Warranties.

     Flemings represents and warrants to Harrow as follows:

          (a) Flemings has the full power and authority to execute, deliver and carry out the terms and provisions of this Letter Agreement and to consummate the transactions contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Letter Agreement;

          (b) Flemings is duly organized, validly existing and in good standing as a corporation under the laws of England;

          (c) This Letter Agreement has been duly and validly authorized, executed and delivered by Flemings and constitutes a valid and binding obligation of Flemings, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency, or other laws affecting the enforcement of creditors' rights generally;

          (d) At the time that the Put Option or the Call Option with respect to a particular Tranche is exercised, and at the Closing with respect thereto,
     (i) Flemings shall have taken no action that would have caused the creation of any liens, claims, options, proxies, voting agreements, charges or encumbrances of whatever nature against or with respect to the Option Shares comprising such Tranche, and (ii) Flemings shall not (except as set forth herein) have disposed of any interest in the Option Shares;

          (e) The execution of this Letter Agreement by Flemings does not, and the performance by Flemings of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Flemings is a party or by which Flemings is bound or any judgment, decree or order applicable to Flemings, nor is Flemings required to obtain the approval of any third party or organization to enter into and perform this Letter Agreement, except to the extent such violation, conflict or default would not have a material adverse effect on Flemings's ability to consummate the transactions contemplated by this Letter Agreement in accordance with applicable law; and

          (f) Neither the execution and delivery of this Letter Agreement nor the performance by Flemings of its obligations hereunder will violate any provisions of English law applicable to Flemings or require any consent or approval of, or filing with or notice to any public body or authority under any provision of English law applicable to Flemings, except to the extent such violation or failure to obtain any consent or approval would not have a material adverse effect on Flemings' ability to consummate the transactions contemplated by this Letter Agreement in accordance with applicable law.

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 6



     6. Harrow's Representations and Warranties.

     Harrow represents and warrants to Flemings as follows:

          (a) Harrow is a corporation duly organized, validly existing and in good standing under the laws of Delaware. Harrow has the full power and authority to execute, deliver and carry out the terms and provisions of this Letter Agreement and consummate the transaction contemplated hereby, and has taken all necessary action to authorize the execution, delivery and performance of this Letter Agreement;

          (b) This Letter Agreement has been duly and validly authorized, executed and delivered by Harrow and constitutes a valid and binding agreement of Harrow, enforceable in accordance with its terms, subject to applicable principles of equity, bankruptcy, reorganization, insolvency or other laws affecting the enforcement of creditors' rights generally;

          (c) The execution of this Letter Agreement by Harrow does not, and the performance by Harrow of its obligations hereunder will not, constitute a violation of, conflict with or result in a default under any contract, commitment, agreement, understanding, arrangement or restriction of any kind to which Harrow is a party or by which Harrow is bound or any judgment, decree or order applicable to Harrow, nor is Harrow required to obtain the approval of any person or organization to enter into and perform this Letter Agreement other than those which shall have been obtained at the time this Letter Agreement is performed;

          (d) The Option Shares are duly authorized, validly issued, fully paid and nonassessable; and

          (e) Neither the execution and delivery of this Letter Agreement, nor the performance by Harrow of its obligations hereunder will violate any provision of law applicable to Harrow (including, without limitation, applicable securities law and regulations) or require any consent or approval of, or filing with or notice to any public body or authority under any provision of law applicable to Harrow (except for such periodic reporting requirements as may be applicable to Harrow under the United States Securities Exchange Act of 1934 (the "Exchange Act") or the rules and regulations promulgated thereunder).

                  (f) None of the information prepared or to be prepared by Harrow and furnished to Flemings or its agent in connection with the tender offer with respect to the Common Stock or disclosed or required to be disclosed, pursuant to the Exchange Act or otherwise, by Harrow contains or will contain any untrue statement of material fact or omits or will omit any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 7




     7. Certain Covenants.

          (a) In connection with entering into this Letter Agreement, Harrow is establishing an account in its name to be maintained at Flemings in accordance with its customary practices concerning the maintenance of cash accounts of customers and bearing interest at an annual rate of five percent (5%), compounded quarterly, and Harrow is depositing into such account an amount equal to the aggregate of all the Tranche Purchase Prices paid by Flemings, representing an equal amount in respect of each Tranche. The amount so deposited in respect of a particular Tranche may be withdrawn by Harrow if an Option in respect of that Tranche is exercised or, at Harrow's option, may be applied towards the Option Price related to such Tranche as is then exercised. Harrow agrees that if at any time Harrow fails to pay any sums due to Flemings, Flemings may set off or transfer any sum standing to the credit of any account Harrow may have with Flemings, or any other sums that Flemings is holding on Harrow's behalf, in or towards satisfaction of Harrow's monies, obligations and liabilities to Flemings under any document or agreement whatsoever. Where such set-off or transfer requires the conversion of one currency into another, such conversion shall be calculated at Flemings's then prevailing spot rate of exchange for purchasing the currency considered.

          (b) Until such time as all of the Options in respect of all the Tranches granted herein shall have been exercised or shall have expired or otherwise lapsed, Harrow agrees to furnish Flemings with its consolidated financial statements as at the end of each month (which need not be audited), which financial statements shall be furnished within 30 days of the end of the month to which they relate, together with appropriate certification executed by a duly authorized officer of Harrow attesting to the Consolidated Net Worth of Harrow as at the end of each such month. The agreement to furnish such financial statements may be satisfied by the delivery to Flemings of copies of such filings, if any, as Harrow makes with the United States Securities and Exchange Commission.

          (c) At or prior to the commencement of the tender offer with respect to the Common Stock, Harrow will furnish Flemings the legal opinion of Curtis, Mallet-Prevost, Colt & Mosle, counsel to Harrow, with respect to those matter set forth in Section 6 of this Letter Agreement, with a bring down certificate delivered at the Closing.

          (d) Harrow will provide Flemings with full disclosure of all relevant information.

     8. Indemnification. Harrow agrees that it will indemnify and hold harmless, Flemings, its stockholders, employees, agents, affiliates and each person, if any, that controls Flemings and its affiliates within the meaning of Section 20 of the Exchange Act and Section 15 of the Securities Act of 1933 (the "Act"), each as amended (any and all of whom are referred to as an "Indemnified Party"), from and against any and all losses, claims, damages or liabilities, and all actions in respect thereof (including, but not limited to, all legal or other expenses reasonably incurred by an Indemnified Party in connection with the preparation for or defense of any claim, action or proceeding, whether or not resulting in any liability), sustained or incurred

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 8



by an Indemnified Party: (i) arising out of, or in connection with, any untrue statement or alleged untrue statement of a material fact contained in any of the financial or other information furnished to Flemings or its agent by Harrow in connection with the Transactions including, without limitation, the Offer to Purchase, or the omission (or alleged omission) therefrom of a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; or (ii) with respect to, caused by, or otherwise arising out of any transaction contemplated by this Letter Agreement (including, without limitation, the proposed offer to purchase) or Flemings performing the services contemplated hereunder; provided, however, Harrow will not be liable under clause (ii) hereof to the extent that any loss, claim, damage or liability is found in a final judgment by a court of competent jurisdiction to have resulted from Flemings' gross negligence or bad faith in performing such services or for any losses or damages not related to the proposed transactions.

     If the indemnification provided in this Section 8 is unavailable to an Indemnified Party (including, for purposes of the remainder of this Section 8 Harrow and its stockholders, employees, agents and any person who controls Harrow within the meaning of Section 20 of the Exchange Act or Section 15 of the
Act) under the preceding paragraph in respect of any losses, claims, damages or liabilities referred to therein, such other party, in lieu of indemnifying such Indemnified Party, shall contribute to any amounts paid or payable by such Indemnified Party in such proportion as is appropriate and equitable under all of the circumstances.

     The foregoing indemnification and contribution provisions of this Section 8 are not in lieu of, but in addition to, any rights which any Indemnified Party may have hereunder or otherwise.

     Each party hereto agrees to notify the other promptly of the assertion against it or any other person of any claim or the commencement of any action or proceeding relating to any activity contemplated by this Letter Agreement; provided, however, that the failure to so notify the other party shall not alter either party's rights or obligations under this Letter Agreement except to the extent such other party is actually prejudiced by such failure.

     9. Specific Performance. Harrow and Flemings acknowledge and agree that in the event of any breach of this Letter Agreement, the non breaching party would be irreparably harmed and could not be made whole by monetary damages. It is accordingly agreed that Harrow and Flemings, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and/or to compel specific performance of this Letter Agreement in any action, which action may take place in a state court of New York, as provided in
Section 11(h) hereof.

     10. Expenses. Upon the completion of the purchase of the Common Stock by Flemings or its agent, Harrow will pay Flemings for its own account an arrangement fee equal to US$154,508.90. In addition, Harrow will reimburse Flemings for all of Flemings' out-of-pocket expenses (including attorneys fees and expenses) incurred in connection with the transactions contemplated hereby.

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                          Page 9



     11. Miscellaneous.

          (a) This Letter Agreement as amended and the Engagement Letter dated October 15, 1997 between Flemings and Harrow as amended, together constitute that entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, whether oral or written, between the parties hereto with respect to the subject matter hereof. This Letter Agreement may not be amended orally, but only by an instrument in writing by each of the parties to this Letter Agreement.

          (b) This Letter Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Letter Agreement and the rights granted hereunder may not be transferred by Harrow without the consent of Flemings, which consent shall not be unreasonably withheld, provided, that (i) Flemings is provided with evidence reasonably satisfactory to it that such a transfer is in full compliance with all applicable laws and regulations (including, without limitation, applicable securities law and regulations), and (ii) arrangements reasonably satisfactory to Flemings shall have been made with respect to the deposit referred to in Section 7(a) hereof. In the event any such transfer occurs, Harrow shall give written notice thereof to Flemings in accordance with the provisions of Section 11(i) hereof within thirty
     (30) days of the effectuation of such transfer. Neither this Letter Agreement or any rights hereunder may be assigned or otherwise transferred by Flemings except to an affiliate thereof.

          (c) Notwithstanding the foregoing, nothing in this Letter Agreement shall be deemed to restrict Flemings, at any time after the Put Options and Call Options granted hereunder lapse and become no longer exercisable with respect to all Tranches in accordance with the terms hereof, from selling, assigning, transferring, conveying or otherwise disposing of the Option Shares at any time to any person, provided, that prior notice of any such sale, assignment, transfer, conveyance or other disposition is given to Harrow. In the event of any such sale, assignment, transfer, conveyance or other disposition, unless there is at the relevant time a payment obligation on the part of Harrow in respect of the exercise of the Put Option or any indemnification obligation in respect of this Letter Agreement, the rights and obligations of the parties hereunder shall cease as to the Option Shares that are the subject thereof, and Harrow shall have the right to close the account referred to in Section 7(a) hereof and to withdraw all funds therefrom without penalty.

          (d) Section headings contained in this Letter Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Letter Agreement.

          (e) All representations, warranties and agreements contained herein shall survive the Closing related to any particular Tranche.

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                         Page 10



          (f) This Letter Agreement may be executed in counterparts, each of which shall, when executed, be an original and all of which shall be deemed to be one and the same instrument.

          (g) This Letter Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, without reference to the conflicts of law principles thereof.

          (h) Harrow and Flemings hereby agree that any suit, claim, action or proceeding relating to or arising under this Letter Agreement may (without prejudice to the ability of either party to commence proceedings in any other jurisdiction) be brought in a state court of New York having competent subject matter jurisdiction over the matters set forth in this Letter Agreement or in a federal court sitting in New York (each a "New York Court"). Each of Harrow and Flemings hereby consents to personal jurisdiction in any such action brought in any such New York Court, consents to service of process upon it in the matter set forth in Section 11(i) hereof, and waives any objection it may have to venue in any such New York Court or to any claim that any such New York Court is an inconvenient forum.

          (i) All notices and other communications under this Letter Agreement shall be in writing and delivery thereof shall be deemed to have been made either (A) if mailed, when received, or (B) if transmitted by hand delivery, telegram, telex, telecopier or facsimile transmission, when transmitted to the party entitled to receive the same, at the addressee indicated below or at such other address as such party shall have specified by written notice to the other parties hereto given in accordance herewith:

         (A)      if to Flemings, addressed to:

                  Robert Fleming & Co. Limited
                  25 Coptha Avenue
                  London EC2R 7DR
                  England

                  Attention:        Michael J.C. Watts
                  Facsimile:        (+44) 171 256 5036
                  Telex:   297451

                  with copies to:

                  Baker & McKenzie
                  805 Third Avenue
                  New York, New York 10022

                  Attention:        Richard L. Nevins, Esq.
                  Facsimile:        (+1) 212 891 3819

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                         Page 11



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

                  Curtis, Mallet-Prevost, Colt & Mosle
                  101 Park Avenue
                  New York, NY 10178

                  Attention:        Eileen P. Matthews, Esq.
                  Facsimile:        (+1) 212 697 1559

          (j) Should any litigation or arbitration be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Letter Agreement or the rights and duties of any person or entity hereunder, the party prevailing in such litigation or arbitration shall be entitled, in addition to such other relief as may be granted, to reasonable attorneys' and arbitration fees and the costs of litigation or arbitration.

          (k) Any waiver by any party of a breach of any provision of this Letter Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Letter Agreement. The failure of a party to insist upon strict adherence to any term of this Letter Agreement on one or more sections shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Letter Agreement.

          (1) No provision in this Letter Agreement shall constitute any person a third party beneficiary.

          (m) If any term, provision, covenant or restriction of this Letter Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or

                                                    Robert Fleming & Co. Limited
                                                               November 14, 1997
                                                                         Page 12



unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Letter Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided; however, that in the event the provisions of this Letter Agreement dealing with the purchase and sale of the Option Shares is held to be invalid then this entire Letter Agreement shall be invalidated.

     If the foregoing correctly reflects the ten-ns of our agreement, please countersign the enclosed copy of this letter in the space provided below, whereupon this letter shall constitute a binding agreement between us.

                                     Very truly yours,

                                     HARROW INDUSTRIES, INC.

                                     By: /s/ Donald G. Calder
                                         Name:  Donald G. Calder
                                         Title:    Chairman


Accepted and agreed to as of the date first above written:

ROBERT FLEMING & CO.  LIMITED


By: ___________________________
         Name:   J. M. Cole
         Title:     Director

                                  AMENDMENT TO
                             PUT AND CALL AGREEMENT


     This Amendment (this "Amendment") to the Put and Call Agreement dated October 15, 1997, as amended as of November 14, 1997 (the "Put/Call Agreement"), between Harrow Industries, Inc., a Delaware corporation ("Harrow") and Robert Fleming & Co. Limited, a British merchant banking firm ("Flemings") is made as of the 9th day of December 1997 by and between such parties.

                                    RECITALS

     WHEREAS, Harrow and Flemings entered into the Put/Call Agreement and have resolved to amend certain sections of agreement as hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and mutual promises contained herein and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

I. AMENDMENTS

     1. The first paragraph of the Put/Call Agreement is hereby amended by deleting the words "not to exceed US$10,000,000" from the first sentence and replacing them with the words "equal to US $6,967,260".

     2. The second paragraph of the first page of the Put/Call Agreement is hereby deleted in its entirety.

     3. Section 3(b) of the Put/Call Agreement is hereby amended to read in its entirety as follows:

          "(b) The Call Option and the Put Option shall each be exercisable in Tranches, as set forth below.

         Identification of Tranche:              Comprised of:
         Tranche A                               16,589 shares of Common Stock

         Tranche B                               16,589 shares of Common Stock

         Tranche C                               16,589 shares of Common Stock

         Tranche D                               16,589 shares of Common Stock

         Tranche E                               16,589 shares of Common Stock

         Tranche F                               16,589 shares of Common Stock

         Tranche G                               16,589 shares of Common Stock"

     4. Section 4 of the Put/Call Agreement shall be amended by deleting $1,000,000" from the second sentence and replacing it with the amount "US$995,323"; and by deleting the table set forth therein and replacing it with the following table:

         If Put Option or Call Option is         This Applicable Option Price or
         exercised on or prior to:               Tranches A, B, C, D, E, F or G
                                                 shall be:
         December 31, 1997                       $1,074,949

         June 30, 1998                           $1,144,621

         December 31, 1998                       $1,224,247

         December 31, 1999                       $1,393,452

         December 31, 2000                       $1,567,634

         December 31, 2001                       $1,741,815

         December 31, 2002                       $1,990,646

         December 31, 2003                       $2,239,476

         December 31, 2004                       $2,488,307

         December 31, 2005                       $2,786,904

II. MISCELLANEOUS

     1. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Put/Call Agreement.

     2. This Amendment shall be interpreted and construed in accordance with the internal laws of the State of New York regardless of the law that might be applied under principles of conflicts of law.

     3. This Amendment and any amendments, waivers, consents, or supplements hereto or hereunder may be executed in any number of counterparts, and by different parties hereto or thereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. This Amendment shall become effective upon the execution and delivery of a counterpart by each of the parties hereto.

     4. Except as specifically modified by this Amendment, in all other respects the terms and conditions of the Put/Call Agreement are hereby ratified and confirmed by the parties thereto and shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective duly authorized officers as of the date first written above.

                                     HARROW INDUSTRIES, INC.



                                     By:/s/ Donald G. Calder
                                        Name: Donald G. Calder
                                        Title:   Chairman


                                     ROBERT FLEMING & CO. LIMITED



                                     By:_________________________________
                                         Name:
                                         Title:

EXHIBHIT 10.17


                             Harrow Industries, Inc.
                  Economic Value Added Executive Incentive Plan

Plan Purpose

     The purpose of the Harrow Industries, Inc. Economic Value Added Incentive Plan (the "EVA Plan") is to motivate and encourage Harrow management to work together in the creation of economic value in order that the company may achieve its strategic goals and continue to grow, prosper, and provide for the long term interests of its shareholders.

Objectives of the Plan

     The specific objectives of the EVA Plan are as follows:

         1. To communicate the Company's strategic goals in a clearly defined and quantifiable manner.

         2. Encourage employees to understand they all have a direct impact on operating results.

         3. To provide the management team with a common and significant financial interest in creating value through improvement in EVA.

         4. Significantly increase the likelihood the Company will achieve or surpass its five year plan forecast.

Philosophy

     The Company believes that executive rewards should track with Company performance. Rewards should be structured to be generous in periods when executives drive the Company toward the achievement of superior performance and scant when performance falls short. Since Harrow's shareholders have historically held a long term outlook on their investment in the Company, it is essential that the financial interests of the executive be based on a similar long term period.

Eligibility

     The following positions are eligible for participation in the Plan:

     President & Chief Operating Officer                (Harrow Products, Inc.)
     Vice President & Treasurer                         (Harrow Products, Inc.)
     Vice President HR & Secretary                      (Harrow Products, Inc.)
     Vice President & Controller                        (Harrow Products, Inc.)
     Vice President Information Services                (Harrow Products, Inc.)
     President                                          (Division/Subsidiary)
     Direct Reports                                     (Division/Subsidiary)

     Direct Reports to Division or Subsidiary Presidents are eligible to participate at the sole discretion of the respective business unit President and subject to approval by the President and Chief Operating Officer of Harrow Products, Inc. Typical positions at this level which would be eligible for this Plan include the following:

         Sales & Marketing VP or Director
         Controller
         Manufacturing/Operations VP or Director
         Purchasing/Materials Management VP or Director
         Engineering VP or Director
         Human Resources VP or Director

     Other positions may be included upon the recommendation of the President/COO of Harrow and the approval of the Chairman of the Board.
Participants in the Plan may not participate in any other incentive pay, commission override, gainsharing, or other supplemental, compensation program. Participation in one year does not guarantee participation in subsequent years. Due to the varying nature of certain positions between business units, inclusion of a position at one division will not necessarily mean a similarly titled position at another unit would be included in the Plan.

Effective Date

     This Plan is effective upon approval of the Board of Directors of Harrow Industries, Inc. and will continue indefinitely at the discretion of the Board.

Plan Administration

     The  President  and Chief  Operating  Officer of Harrow  Products,  Inc. is
responsible for the ongoing administration of the Plan. The Executive/Compensation Committee of Harrow Industries, Inc. shall annually review both the provisions of the Plan and approve all payouts hereunder.

Overview of Plan Structure

     The Plan rewards Participants based upon achievement in sustaining and increasing their operation's EVA. Economic Value Added (EVA) is a single, comprehensive measurement by which division and consolidated performance is evaluated. "EVA" is defined as net operating profit after tax (NOPAT) less a capital charge based upon the tangible net operating assets employed in the business. More detailed information regarding how the Company calculates EVA is provided in Exhibit I. Adjustments or exceptions to this calculation may not be made without the approval of the President/COO and the Chairman of the Board.

     1. Target Incentive: Each participant is assigned a "Target Incentive" based on his or her level within the Plan. The Target Incentive is determined each year by multiplying the participant's base compensation by the following percentages:

        President & Chief Operating Officer                           70%
        Corporate Officers/ Bus. Unit Presidents                      60%
        Direct Reports to Bus. Unit Presidents                        30%

     2. Criteria for Incentive Awards: Based upon the Participant's level within the Plan, the annual award is earned solely based on EVA, or on a combination of EVA and the achievement of agreed upon personal objectives. The percentage of a Participant's total annual award based on EVA is as follows:

        President/Chief Operating Officer                             100%
        Corporate Officers / Bus. Unit Presidents                     90%
        Direct Reports to Bus. Unit Presidents                        80%

     3. Calculation of Award and Creation of Incentive "Pools": Each business unit and the corporation annually determines its Economic Value Added using the definition of EVA provided in Exhibit I. Provided a unit achieves a specified minimum growth in EVA (as provided in the table below), the unit earns a current year incentive pool equal to its prior year incentive pool. If a business unit creates EVA in excess of this minimum growth requirement, 20% of the excess EVA is contributed to the current year incentive pool. Likewise, if a business unit's EVA falls short of the minimum growth requirement, 20% of the decrease will be subtracted from the pool. For purposes of determining corporate incentive pool, the amount is similarly increased or decreased by 10% based upon consolidated EVA.

                         Minimum EVA Growth Requirements

The minimum required growth in EVA required to sustain the prior year incentive pool is the higher of the following:

                                  Minimum % of        Minimum $ Amount
                                  Prior Year EVA        of EVA Growth
Ives Division                       6%                $150,000
LSE Division                        8%                $175,000
Rutt Division                       6%                $100,000
FHP Division                        7%                $150,000
Corona Division                     6%                $125,000
Recognition Systems, Inc.          10%                $100,000
Corporate (consolidated)            7%                $600,000

     4. Determination of Individual EVA Awards: Each business unit and corporate computes an annual Award Percentage determined by dividing the applicable bonus pool for the current year by the total target incentives for all individuals participating in the bonus plan. An individual's EVA incentive award is determined by multiplying a participant's Target Incentive (number I above) by applicable EVA percentage (number 2 above) and then by the Award Percentage (preceding sentence).

Awards to individual participants are not subject to any maximum. Conversely, if the computed incentive pool is negative, a participant's deferred account will be reduced accordingly.

     5. Determination of Individual Objective Awards: The Chief Operating Officer and each division or subsidiary President will have separate incentive pools available for allocation to their respective subordinates based upon the achievement of mutually agreed upon personal objectives for the performance year. The pool available for allocation by each division President is equal to 20% of the total subordinate Target Incentives multiplied by the applicable Award Percentage for the year. The pool available for allocation by the Chief Operating Officer is equal to 10% of the total Target

Incentives of other corporate officers and business unit Presidents multiplied by their applicable Award Percentages for the year. Awards from this pool are made to Participants at the sole discretion of their respective President. Amounts not awarded from the available pool in any performance year may not be carried over and awarded in a subsequent year. Examples of Incentive Award calculations can be found in Exhibit 111.

     6. Payment of Incentive Awards: Annual incentive awards to all Participants employed by the Company on the last day of the performance year are calculated and paid no later than February 28 of the year following the end of the performance year. The amount of the annual payout is equal to one-third (1/3) of the sum of 1) any unpaid carryover balance from prior years, 2) any interest credited as of the end of the performance year, and 3) the annual incentive award for the current performance year. Participants who terminate during a performance year for reasons other than death, disability, retirement, or due to a change in control are not eligible for a pro-rated incentive award.

Prior Year Incentive Pool

     For purposes of computing business unit and corporate incentive pools for the current performance year, the prior year incentive compensation pool is generally equal to total prior year incentive awards to all plan participants employed by the Company on the last day of the current performance year. Prior year incentive awards to participants terminated prior to end of the performance year are not included. However, the prior year pool does include a proforma annual incentive award for participants joining the Company during the year. Proforma amounts included are subject to approval by the President/COO and Chairman of the Company.

Transition Rules

     The initial prior year incentive compensation pool for each business unit, except for Recognition Systems, Inc., and the corporate office for use in determining performance year 1998 incentive awards is equal to the incentive pools for performance year 1997 determined as if the Plan had been in effect for that year. For purposes of determining 1997 proforma incentive pools, the prior year incentive pools are equal to the actual incentive compensation amounts paid under the predecessor plan (the Harrow Products, Inc. Executive and Mid-Management Incentive Plan).

     For Recognition Systems, Inc., the initial prior year incentive pool for use in determining its performance year 1998 incentive awards is equal to the total of amounts determined for each RSI Participant after restructuring his/her actual total 1997 compensation into base pay and variable compensation components in a manner consistent with comparable Company employees who are Participants in the Plan.

Initial Carryover Balances

     For purposes of computing annual incentive payouts, participants are credited with an "Initial Carryover Balance" generally equal to the total of actual incentive payments under the predecessor incentive plan for fiscal years 1996 and 1997.

     Individuals who were not Participants in the predecessor plan for all of fiscal 1996 or 1997 are credited with an Initial Carryover Balance determined on a proforma basis assuming they had been paid an incentive for the entire period. The balance credited shall be based on a Target Incentive for the position. Any exception must be recommended by the respective business unit President and approved by the President/COO and Chairman of Harrow.

     The Initial Carryover Balance is not subject to interest charges or credits or repayment during a Participant's period of employment. In determining a Participant's vested account balance, the Initial Carryover Balance is deducted from a Participant's total account balance upon termination of employment for any reason.

Optional Deferrals

     A Participant may elect, prior to the beginning of the performance year, to defer receipt of any portion of his annual incentive award up to a maximum of 100% of the total award for that performance year. The Participant's election must also indicate the desired payment schedule of any deferred incentive, including payment of any related interest credits. Elections under this section are irrevocable.

Interest on Mandatory and Optional Deferals

     Interest will be credited on any deferred balances at an annual rate equal to the highest rate the Company pays at the time of the deferral on its debt capital or 10%, whichever is lower. Interest is not credited on the Participant's Initial Carryover Balance.

Treatment of New Employees

     An eligible employee who joins the Company during a performance period may be included in the Plan as a Participant at the discretion of his or her respective business unit President. The new Participant will be entitled to a pro-rated share of an annual award. Exceptions must be approved by the President/COO and Chairman of Harrow.

Acquisitions

     Upon acquisition of a business, an initial prior year EVA amount and incentive compensation pool and the minimum future EVA growth requirements for use in determining subsequent incentive awards under the Plan are determined by the Company's President/COO and approved by the Chairman of the Board of the Company. The initial prior year incentive compensation pool for use in determining subsequent performance year incentive awards is equal to the total of the variable amounts determined for each Plan Participant after restructuring his/her actual total prior year compensation into base pay and variable compensation components in a manner consistent with other comparable Company employees who are Participants in the Plan.

     Consolidated prior year EVA amounts and future EVA growth requirements are similarly adjusted upon acquisition for use in determining future incentive awards for corporate officers. Prior year EVA amounts and future EVA growth requirements are also adjusted for any business unit where the acquired business is included in the determination of its EVA.

Terminations and Vesting of Deferred Balances

     In the event a Participant terminates his or her employment with the Company voluntarily or involuntarily for reasons other than death, disability, retirement or a change in control, deferred balances are payable as follows:

Mandatory Deferred Balances (excluding Initial Carryover Balance)            50%
Optional Deferrals (if any)                                                 100%

     Payment will be made to terminated Participants at the next regularly scheduled date for payment of incentive awards.

     A participant is entitled to a pro-rated award for the current year if his employment is involuntarily terminated under the Executive Severance Policy. Employees who voluntarily terminate are not eligible for such pro-rated.

Death, Disability, Retirement, and Changes in Control

     In the event a Participant dies, becomes disabled (defined as qualifying either for the Company's Long Term Disability Plan or Social Security Disability), or retires (defined as qualifying for normal or early retirement under the Company's Retirement Plan), 100% of the sum of mandatory and any optional deferred balances are payable to the Participant (less Initial Carryover Balances) at the next regularly scheduled date for the payment of incentive awards. In the event of a change in control of the Company or one of its business units (defined as acquisition by a purchaser of more than 50% of the Company's stock or substantially all the assets of the Company or one of its units) 100% of the sum of mandatory and any optional deferred balances are payable to the Participant (less Initial Carryover Balances) upon closing of the transaction.

     A Participant is entitled to a pro-rated award for the current year if the event of death, disability, retirement, or change in control occurs prior to the conclusion of a performance year.

Funding

     The Plan is an unfunded, non-qualified deferred compensation plan. Monies that become due to Participants are unsecured obligations of the company.

Amendment and Termination of the Plan

     The Plan may be amended or terminated at any time and without prior notice, at the sole discretion of the Board of Directors of Harrow Industries, Inc. Any deferred balances (excluding any Initial Carryover Balances) shall become 100% vested upon termination of the Plan.

                     Exhibit I - Economic Value Added (EVA)


Economic Value Added (EVA) is determined as follows:

                          EVA = NOPAT - CAPITAL CHARGE

NOPAT (net operating profit after taxes) is determined as follows:

     BUSINESS UNIT OPERATING INCOME+/-ADJUSTMENTS+/-INCOME TAXES

Business unit operating income is defined as operating income as regularly determined for purposes of both internal and external reporting and subject to annual audit by the Company's independent accounts.

Adjustments to business unit operating income consist of the following:

        o Increases (+) or decreases (-) in the business unit's recorded LIFO reserve
        o Any recorded provision for incentive compensation under the Plan (+)
        o Any recorded provision for the amortization of intangible assets (+)
        o         Any recorded provision for noncompete payments
        o Any recorded pension income (-) or expense (+) which does not represent cash received from or paid to the Company's pension trusts
        o         Any items deemed to be strategic investments
        o Amortization of any items deemed to be strategic investments determined on a straight-line basis over an agreed upon amortization period (-)

Strategic investments are items greater than $100,000 that are expected to result in operating income in future periods but are required to be recognized as expenses or losses in the current fiscal year under generally accepted accounting principles. Examples of such items include research and development expenses, acquired businesses which are not expected to initially generate positive EVA, remerchandising programs and certain advertising cost. In order to qualify as a strategic investment for incentive computation purposes, the amount and amortization period of the investment must be planned and agreed to by the President/COO and Chairman of the Company in advance of any expenditure or loss. Generally this is done as part of the annual strategic planning review.

The division is required to recognize an amortization charge in future performance periods regardless of whether the item actually results in future operating income. A capital charge (see below) is also imposed on any item considered to be a strategic investment.

Income taxes are determined by multiplying adjusted business unit operating income by an average tax rate of 40% and subtracting any income tax credits attributed directly to the business unit. Such credits include foreign tax credits utilized, foreign sales corporation (FSC) incentives, jobs tax credits, and research and development credits.

The capital charge is based on an average cost of debt and equity capital of 12% applied to the tangible net operating assets employed in the business. Net operating assets consist of the following:

  Cash (+ or -)
  Accounts receivable net of any allowances (+)
  Inventories (determined on a FFFO basis) net of any obsolescence or market reserves (+)
  Other assets (excluding intangible assets, prepaid pension costs, intercompany accounts and short-term investments or marketable securities) (+)
  Fixed assets (+)
  Strategic investments (+)
  Accounts payable and accrued expenses (-)
  Deferred compensation expense (excluding any amounts deferred under the
     Plan) (-)
  Deferred income taxes (+ or -)

The capital charge for all of above captions except for fixed assets and strategic investments is determined by multiplying the monthly average of such items by the average cost of debt and equity capital. The capital charge for land and construction in progress is determined by multiplying the monthly average of such items by the average cost of debt and equity capital. The capital charges for depreciable assets and strategic investments are the level charges which when added to depreciation or amortization are sufficient to provide the investor with an annual after-tax return of 12% and recover the cost of the investment over the depreciable life or amortization period of the asset (see attached tables for determining applicable capital charges.)

               Depreciable Assets and Strategic Investment Charges (Expressed as Percent of Asset or Investment Cost)

                           Depreciable Assets                                     Strategic Investments
                                Annual               Annual                                Annual         Annual
           Useful            Depreciation            Capital          Amortization         Income         Capital
            Life                Charge               Charge               Period           Charge         Charge

              3             33.333%                   8.302%               3              33.333%           4.981%
              4             25.000%                   7.923%               4              25.000%           4.754%
              5             20.000%                   7.741%               5              20.000%           4.645%
              7             14.286%                   7.626%               7              14.286%           4.576%
              8             12.500%                   7.630%               8              12.500%           4.578%
              9             11.111%                   7.657%               9              11.111%           4.594%
             10             10.000%                   7.698%              10              10.000%           4.619%
             11              9.091%                  7.751%
             12              8.333%                  7.810%
             13              7.692%                  7.875%
             14              7.143%                  7.944%
             15              6.667%                  8.016%
             20              5.000%                  8.388%
             25              4.000%                  8.750%
             30              3.333%                  9.081%
             31              3.226%                  9.143%
             32              3.125%                  9.203%
             33              3.030%                  9.262%
             34              2.941%                  9.319%
             35              2.857%                  9.375%
             40              2.500%                  9.630%

                     Exhibit II - Incentive Pool Calculation

                                    Example 1

A business unit's prior year EVA was $2,000,000 and prior year incentive awards totaled $250,000. Its minimum growth requirement to sustain the prior year bonus pool is the greater of 6% of prior year EVA or $100,000. All prior year participants remain in the plan and there are no new participants. The business unit's current year EVA is $2,370,000.

Prior year EVA                                                        $2,000,000
Minimum growth requirement                                               120,000
                                                                      ----------
Minimum EVA required to sustain prior bonuses                         $2,120,000
                                                                      ==========

Current year EVA                                                      $2,370,000
Minimum required EVA                                                   2,120,000
                                                                      ----------
EVA growth in excess of required minimum                                 250,000
Sharing percentage                                                           20%
                                                                      ----------
Increase in bonus pool                                                   100,000
Prior year bonus pool                                                    250,000
                                                                      ----------
Current year bonus pool                                                 $350,000
                                                                      ==========

                                    Example 2

Same as Example 1 except current year EVA is $1,620,000.

Prior year EVA                                                        $2,000,000
Minimum growth requirement                                               120,000
                                                                      ----------
Minimum EVA required to sustain prior bonuses                         $2,120,000
                                                                      ==========
Current year EVA                                                      $1,620,000
Minimum required EVA                                                   2,120,000
                                                                      ----------
Deficiency in current year EVA                                         (500,000)
Sharing percentage                                                           20%
                                                                      ----------
Decrease in bonus pool                                                 (100,000)
Prior year bonus pool                                                    250,000
                                                                      ----------
Current year bonus pool                                                 $150,000
                                                                      ==========

                Exhibit III - Determination of Individual Awards

                                    Example 1

A business unit's current year incentive pool is $300,000 and its target pool computed by multiply the business unit president salary by 60% and all other business unit participants' salaries by 30% is $200,000. The base compensation of an business unit executive other than the president is $80,000.

Current year bonus pool                                                 $300,000

Target bonus pool                                                        200,000

Ratio of current bonus pool to target pool                                  150%

Participant's base salary                                                $80,000
Target bonus percentage                                                      30%
Target bonus                                                              24,000
Portion of award based on personal objectives @ 20%                        4,800
                                                                        --------
Target EVA bonus                                                          19,200
Ratio of current bonus pool to target pool                                  150%
Current year EVA bonus                                                    28,800
Current award for achievement of personal objectives                       7,000
                                                                         -------
Total incentive award                                                    $35,800
                                                                         =======

                                    Example 2

Same as Example 1 except business unit participant is a division president with base compensation of $150,000.

Current year bonus pool                                                 $300,000

Target bonus pool                                                        200,000

Ratio of current bonus pool to target pool                                  150%

Participant's base salary                                               $150,000
Target bonus percentage                                                      60%
Target bonus                                                              90,000
Portion of award based on personal objectives @ 10%                        9,000
                                                                        --------
Target EVA bonus                                                          81,000
Ratio of current bonus pool to target pool                                  150%
Current year EVA bonus                                                   121,500
Current award for achievement of personal objectives                      15,000
                                                                        --------
Total incentive award                                                   $136,500
                                                                        ========

                    Harrow Industries, Inc. and Subsidiaries

        Exhibit 11--Statement Regarding Computation of Per Share Earnings


                                                                 Fiscal year ended
                                                 November 30,      December 1,     December 3,
                                                    1997               1996           1995
Primary
Weighted average shares outstanding ........       892,685          1,074,046      1,100,000
Net effect of dilutive stock options - based
     on the treasury stock method using
     average market price ..................         9,078              1,454
Total ......................................       901,763          1,075,500      1,100,000


Net earnings ...............................    $7,402,000         $5,315,000     $3,403,000
Preferred stock dividend requirements ......      (105,000)          (200,000)      (200,000)
Total ......................................    $7,297,000         $5,115,000     $3,203,000

Per share amount ...........................         $8.09              $4.76          $2.91

Amount reported (Note) .....................         $8.17              $4.76          $2.91

                                                                             Fiscal year ended
                                                       November 30,              December 1,              December 3,
                                                           1997                     1996                     1995
Fully diluted
Weighted average shares outstanding                       892,685                 1,074,046                1,100,000
Net effect of dilutive stock options - based
     on the treasury stock method using
     market price at end of period                          9,373                     2,931
Total                                                     902,058                 1,076,977                1,100,000


Net earnings                                           $7,402,000                $5,315,000               $3,403,000
Preferred stock dividend requirements                    (106,000)                 (200,000)                (200,000)
Total                                                  $7,296,000                $5,115,000               $3,203,000

Per share amount                                            $8.09                     $4.75                    $2.91

Note: Reported earnings per share are based solely on average outstanding shares since the inclusion of common stock equivalents (stock options) results in dilution of less than 3%.

                  Harrow Industries, Inc. and Subsidiaries

        Exhibit 12--Statement Regarding Computation of Ratio of Earnings
                                to Fixed Charges


                                                                          Fiscal year ended
                                      November 30,        December 1,         December 3,         November 27,        November 28,
                                         1997                1996                1995                1994                1993
Earnings before income
   taxes                             $12,202,000          $8,845,000          $4,595,000          $2,591,000            $182,000
Fixed charges:
   Interest expense                    5,465,000           5,962,000           6,391,000           5,980,000           6,145,000
   Amortization of deferred
      financing costs                     96,000             436,000             226,000             333,000             343,000
   Interest portion of rental
      expense                            690,000             757,000             709,000             687,000             621,000
Total fixed charges                    6,251,000           7,155,000           7,326,000           7,000,000           7,109,000
Earnings                             $18,453,000         $16,000,000         $11,921,000          $9,591,000          $7,291,000

Ratio of earnings to fixed                 2.95x               2.24x               1.63x               1.37x               1.03x
charges