Form 10-Q
period 1998-03-01
HARROW INDUSTRIES INC
filed 1998-04-14
CIK 811081

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the first thirteen week accounting                           Commission File
period ended March 1, 1998                                       Number   1-9440


                             HARROW INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                        52-1499045
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                        Identification  No.)



2627 East Beltline S.E., Grand Rapids, Michigan               49546
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


                                 Yes _X_  No ___


The Company has 716,026 shares of common stock, par value $.01 a share, issued and outstanding as of April 13, 1998.

                          PART I FINANCIAL INFORMATION

                    Harrow Industries, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                                                                   March 1,        November 30,
                                                                                      1998               1997
                                                                                (Unaudited)          (Audited)
                                                                                      (Thousands of dollars)
ASSETS

Current assets:
    Cash and cash equivalents                                                    $     216             $     337
    Accounts receivable, less allowances
      (1998 - $841; 1997 - $1,372)                                                  22,462                23,016
    Inventories:
      Finished products                                                              5,638                 4,223
      Work-in-process                                                                5,893                 5,638
      Raw materials                                                                  4,959                 4,460
                                                                                   -------              --------
                                                                                    16,490                14,321
    Other current assets                                                             2,935                 3,347
                                                                                  --------              --------
Total current assets                                                                42,103                41,021

Property, plant and equipment:
    Cost                                                                            40,505                49,033
    Less accumulated depreciation                                                   23,020                27,349
                                                                                  --------              --------
                                                                                    17,485                21,684

Other assets:
    Intangible assets, less accumulated
      amortization (1998 - $8,030; 1997 - $7,803)                                   11,494                11,721
    Prepaid pension costs                                                           10,177                 8,251
    Other                                                                              270                   271
                                                                                  --------              --------
                                                                                    21,941                20,243
                                                                                  --------              --------
                                                                                   $81,529               $82,948
                                                                                   =======               =======

                                                                                   March 1,        November 30,
                                                                                    1998               1997
                                                                                (Unaudited)           (Audited)
                                                                                      (Thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                              $  8,089            $  7,327
    Accrued expenses                                                                13,409              13,885
                                                                                  --------            --------
Total current liabilities                                                           21,498              21,212

Long-term debt                                                                      51,695              51,539

Other noncurrent liabilities                                                         6,390               6,066

Redeemable preferred and common stock                                                                    7,826

Stockholders' equity (deficit):
    Junior preferred stock, par value $.01 per share -
      authorized: 470,000 shares; issued: 399,964 shares,
      including 119,436 shares of treasury stock                                         4                   4
    Common stock, par value $.01 per share - authorized and issued:
      1,100,000 shares; including treasury stock (1998 - 383,974
      shares; 1997 - 267,853 shares)                                                    11                  11
    Additional paid-in capital                                                       4,063               4,063
    Retained earnings                                                               27,706              22,065
    Cost of treasury stock (deduct)                                                (15,730)             (7,904)
    Deficit arising from restructuring transactions (deduct)                       (14,108)            (14,108)
    Redeemable stock reclassified (deduct)                                                              (7,826)
                                                                                 ---------          ----------
                                                                                     1,946              (3,695)
                                                                                 ---------          ----------
                                                                                   $81,529             $82,948
                                                                                   =======             =======

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Operations (Unaudited)

                                                                                      Thirteen weeks ended
                                                                                   March 1,          March 2,
                                                                                      1998              1997
                                                                                      (Thousands of dollars,
                                                                                       except per share data)

Net sales                                                                          $36,941             $38,069

Cost of products sold                                                               23,632              24,574
                                                                                  --------            --------
Gross margin                                                                        13,309              13,495

Selling, administrative and general expenses                                         9,833              10,114
                                                                                 ---------            --------
Operating income                                                                     3,476               3,381
Other expense (income):
    Interest expense                                                                 1,426               1,293
    Gain on sale of business                                                        (6,986)
    Other                                                                              (31)                (56)
                                                                                 ---------           ---------
                                                                                     5,591               1,237
                                                                                 ---------           ---------
Earnings before income taxes                                                         9,067               2,144

Income taxes                                                                         3,426                 865
                                                                                 ---------           ---------
Net earnings                                                                      $  5,641             $ 1,279
                                                                                  ========             =======

Net earnings per share:
    Basic                                                                            $7.42               $1.34
    Diluted                                                                           7.33                1.33

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                                      Thirteen weeks ended
                                                                                   March 1,           March 2,
                                                                                      1998               1997
                                                                                  ------------        ---------
                                                                                     (Thousands of dollars)
OPERATING ACTIVITIES
Net earnings                                                                      $  5,641            $  1,279
Adjustments necessary to reconcile
    net earnings to net cash
    used in operating activities:
      Depreciation and amortization                                                    947               1,075
      Gain on sale of business                                                      (6,986)
      Other                                                                            684                 (61)
      Changes in operating assets and liabilities:
        Accounts receivable                                                         (2,704)             (1,956)
        Inventories                                                                 (2,805)             (1,898)
        Other current assets                                                          (205)               (234)
        Accounts payable and accrued expenses                                        2,650                   1
                                                                                 ---------           ---------
Net cash used in operating activities                                               (2,778)             (1,794)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                            (532)             (1,093)
Sale of business                                                                    10,859
Purchase of business                                                                                    (3,808)
Other                                                                                    1
                                                                                 ---------           ---------
Net cash from (used in) investing activities                                        10,328              (4,901)

FINANCING ACTIVITIES
Proceeds from long-term borrowings                                                   1,184               9,418
Payments on long-term debt                                                          (1,029)
Purchase of preferred and common stock for treasury                                 (7,826)             (1,970)
                                                                                 ---------           ---------
Net cash provided by (used in) financing activities                                 (7,671)              7,448
                                                                                 ---------           ---------
Increase (decrease) in cash and cash equivalents                                      (121)                753

Cash and cash equivalents at beginning of year                                         337               3,088
                                                                                 ---------           ---------

Cash and cash equivalents at end of period                                       $     216             $ 3,841
                                                                                 =========           =========

(  ) Denotes reduction in cash and cash equivalents.

See accompanying notes to consolidated condensed financial statements.

                    Harrow Industries, Inc. and Subsidiaries

              Notes to Consolidated Condensed Financial Statements

                                  March 1, 1998



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


Note B - Sale of Business


On December 5, 1997, the Company sold substantially all the assets of its Rutt Division ("Rutt") for cash, net of expenses, of $10,859,000. The Company also received $700,000 in subordinated notes receivable from certain major Rutt dealers as part of the sale. The sale resulted in the recognition of a gain after related income taxes of approximately $4,400,000 in the first quarter of fiscal 1998. Rutt manufactures high quality kitchen, bath and other cabinetry that is sold through an extensive dealer network to the home renovation and new home construction markets. Consolidated net sales in first quarter of fiscal 1997 included $5,430,000 related to the Rutt business, and operating income of the business for the same quarter was $285,000.

                    Harrow Industries, Inc. and Subsidiaries

                                  March 1, 1998


Note C - Net Earnings Per Share


A summary of the computation of net earnings per share is as follows:

                                                                                   Thirteen weeks ended
                                                                            March 1,                   March 2,
                                                                               1998                       1997
                                                                         (Thousands of dollars, except shares
                                                                           outstanding and per share data)
Basic:
    Weighted average shares outstanding                                    755,584                     953,030

    Net earnings                                                            $5,641                      $1,279

    Dividend requirements of junior preferred stock (deduct)                   (35)
                                                                           -------                     -------
    Net earnings applicable to common stock                                 $5,606                      $1,279
                                                                            ======                      ======

    Net earnings per share                                                   $7.42                       $1.34
                                                                             =====                       =====

Diluted:

    Weighted average shares outstanding                                    755,584                     953,030

    Incremental shares from assumed
      exercised of stock options                                             9,605                       9,350
                                                                         ---------                   ---------
    Shares used in the computation                                         765,189                     962,380

    Net earnings applicable to common stock                                 $5,606                      $1,279
                                                                            ======                      ======

    Net earnings per share                                                   $7.33                       $1.33
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

     Cash used in operating activities totaled $2.8 million in the 1998 period as compared to $1.8 million in the 1997 period. The use of cash during the first quarter of both fiscal 1998 and 1997 results from increases in accounts receivable and inventories and follows the normal seasonal pattern of business activity. Accounts receivable increases are due primarily to the seasonal sales of pruning and harvesting tools. Inventory increases in fiscal 1998 and 1997 reflect both the higher current level of business activity and, for most operations, anticipated increases in sales during subsequent quarters. Working capital at March 1, 1998 was $20.6 million compared to $19.8 million at November 30, 1997. The Company's current ratio of 1.9 to 1 at March 1, 1998 remained unchanged from its current ratio at November 30, 1997.

     Capital expenditures were $532,000 in the 1998 period and $1.1 million in the 1997 period. Total capital expenditures for 1998 are expected to approximate $5.0 million and will be primarily for capacity expansion, new products, profit improvement, data processing equipment, and replacement.

     On December 5, 1997, the Company sold substantially all the assets of its Rutt Division ("Rutt") for cash of approximately $10.9 million (see Note B to the accompanying Consolidated Condensed Financial Statements).

     Long-term debt at March 1, 1998 consisted of approximately $26.0 million of 12 3/8% Senior Subordinated Debentures and $25.7 million of borrowings under a combination revolving and term loan credit facility with interest principally at LIBOR (5.75% at March 1, 1998) plus a variable amount (1.25% at March 2, 1997) based upon the Company's ratio of debt to earnings. The Senior Subordinated Debentures are due $6.5 million in 2001 with the balance due in 2002. As of March 1, 1998, the available unused credit under the asset-based limitation formula of the revolving credit facility approximated $14.7 million. The credit agreement also provides for a standby facility of $3 million to finance possible future acquisitions.

     On December 31, 1997, the Company exercised options to acquire 116,121 shares of its common stock for cash of approximately $7.8 million. During the quarter ended March 2, 1997, the Company exercised options to purchase 80,436 shares of junior preferred stock and 64,820 shares of common stock for approximately $2.0 million. As of March 1, 1998, the Company has exercised all available options to acquire its common and preferred stock.

Results of Operations - Thirteen weeks ended March 1, 1998 compared to thirteen weeks ended March 2, 1997.

     The Company sold its Rutt Division effective as of the beginning of the first quarter of fiscal 1998 for cash of approximately $10.9 million resulting in a gain before income taxes of approximately $7.0 million ($4.4 million after related income taxes).

     Consolidated net sales for the quarter increased by 13.2% to $36.9 million in 1998 from $32.6 million in 1997 after excluding sales of the Rutt Division from 1997. Sales of security products and water source heat pumps were particularly strong during the quarter. Sales of plumbing fixtures resulting from the acquisition of Broadway Industries effective as of the beginning of the second quarter of 1997 added approximately $1.0 million in revenue to the first quarter of 1998.

     Gross margin increased $1.2 million or 10.3% to $13.3 million in the first quarter of 1998 compared to $12.1 million in the same period of 1997 (excluding gross margin of the Rutt Division). As a percentage of net sales, gross margin decreased from 37.0% in 1997 to 36.0% in 1998. The decrease is due to the initial impact of added fixed costs associated with plant expansions, lower margins on plumbing fixtures, selective price concessions and an increase in certain high-volume, lower-margin business.

     Selling, administrative and general expenses on a comparable basis (excluding the Rutt Division from 1997 amounts) increased by 9.7% to $9.8 million in the first quarter of 1998 from $9.0 million in the same period of 1997. Higher commissions and other volume related costs comprise a significant portion of the increase. Additional sales staff, increased advertising and promotion costs, added engineering and product developments costs and the impact of the Broadway acquisition also contributed to the increase. Selling, administrative and general expenses as a percentage of net sales, decreased from 27.5% in 1997 to 26.5% in 1998.

     Interest expense increased from $1.3 million in the first quarter of 1997 to $1.4 million in the first quarter of 1998 due primarily to higher borrowings under the Company's revolving credit facility.

     The effective income tax rate for the 1998 quarter was 37.8% compared to 40.3% for the 1997 period. These rates exceed the statutory rate of 34% due primarily to state income taxes and the tax effect of nondeductible goodwill amortization.

     Net earnings of $5.6 million ($7.42 per share) for the first quarter of 1998, which includes $4.4 million relating to the sale of Rutt Division, compares to net earnings of $1.3 million ($1.34 per share) for the first quarter of 1997.

                            PART II-OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           Exhibits:

           Pursuant to Item 601(c) of Regulation SK, a financial data schedule is being submitted as an exhibit to this Form 10-Q.

           Reports on Form 8-K:

           The registrant filed a Form 8-K on December 19, 1997 disclosing the sale of its Rutt Division effective as of December 1, 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HARROW INDUSTRIES, INC.



Date:  April 13, 1998              By: /s/ John S. Hogan
                                      John S. Hogan
                                      Vice President and Chief Financial Officer



Date:  April 13, 1998              By: /s/ Gary L. Humphreys
                                      Gary L. Humphreys
                                      Vice President, Corporate Controller and
                                      Chief Accounting Officer